Form 10-Q/A
period 1996-09-30
WINCANTON CORP
filed 1996-10-10
CIK 847917

WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Balance
Sheet
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)


                                     September    September    December
                                           30,          30,          31,
                                          1995         1994         1993
-------------------------------------------------------------------------

Assets

Current
assets:
     Cash                          $   972,451       71,311      294,067
     Amounts and notes                 159,143      506,232       12,941
     receivable and deposits
     (note 3)
     Due from a                        881,696       93,204       78,092
     director (note 4)
     --------------------------------------------------------------------
                                     2,013,290      670,747      385,100

Long-term receivable                                810,300
(note 3)                             -                         -

Resource properties                          1            1            1
(note 5)

Investments and                      1,075,953      327,496
advances (note 6)                                              -

Capital                              1,099,681      774,373        1,876
assets
(note 7)

-------------------------------------------------------------------------
                                   $ 4,188,925    2,582,917      386,977
=========================================================================

Liabilities and
Shareholders' Equity

Current
liabilities:
     Accounts payable                      $ 8,746,252       81,796       12,613
     and accrued
     liabilities
     Income taxes                              166,095      205,235
     payable                                                           -
     Mortgage payable                          600,775
     (note 8)                                             -
     ---------------------------------------------------------------------------
                                             9,513,122      287,031       12,613

Unearned revenue (notes                      6,535,251    1,480,000
6)                                                                     -

Minority                                                                   9,088
interest                                             -            -

Shareholders' equity
(note 9)
         Capital stock
             Authorized:
              15,000,000
             preferred shares
              15,000,000 common
             shares with a par
                           value of
                         $0.0001 per
                         share
             Issued:
             9,287,752 common shares               835          849          573
             (September 30, 1994 -
             9,272,180
                December 31,
             1993 -6,517,796)
             4,195,895 preferred shares              5
             (September 30, 1994 - nil                    -            -
                June
             30, 1994 -
             nil)
         Additional                          6,494,596    1,918,008      593,424
         paid-in capital
         Advance on account of                                            40,152
         share subscriptions                 -            -
         Cumulative translation               (20,234)      (9,114)      (1,934)
         adjustment
         Retained earnings
         (deficit) accumulated
         during
             the                             (18,334,650) (1,093,857)  (266,939)
             development
             stage
         -----------------------------------------------------------------------
                                             (11,859,448)   815,886      365,276

--------------------------------------------------------------------------------

                                           $ 4,188,925    2,582,917      386,977
================================================================================


See accompanying notes to
consolidated financial
statements.

On behalf
of the
Board:

    ----------------------                                ----------------------
      Director                                              Director



WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Statement
of Operations and
Deficit
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)

                              From
                              inception
                              on      Three                     Six
                              October months                       months
                                   5,
                                 1987     ended    Year             ended     Year
                                                       ended                   ended
                              to      September     June 30,     June 30,     December
                              September     30,                                  31,
                                  30,
                                 1995      1995         1995         1994       1993            1992    1991
-------------------------------------------------------------------------------------



Exploration and             $ 182,691    26,603                    20,168     57,656
development expenditures                              78,264                                 -       -

Administrative
expenses:
     Financing                188,918                                         18,749           2,122  12,419
     costs                                    -      139,612    -
     Joint venture             72,572     6,055                    14,247     33,277
     operations                                       18,993                                 -       -
     Management fees to         5,000                                          5,000
     a director                       -                    -    -                            -       -
     Consulting  and          10,064,644114,618                    55,021
     other fees                                    9,895,005                  -              -       -
     Other                    698,545   208,865                    26,188     42,090             286     456
                                                     419,866
     Professional fees        559,169   176,258                    70,718     30,809
                                                     281,384                                 -       -
     Promotion                191,829     9,329
                                                     182,500    -             -
     Research and             437,133
     development                              -      437,133    -             -
     Travel and               455,282    30,480                    42,227     63,678
     entertainment                                   318,897                                 -       -
     --------------------------------------------------------------------------------        ----------------
                           12,673,092   545,605                   208,401     193,603          2,408  12,875
                                                  11,693,390

Other
income
(expense)
     Unrelated loss on        (665,474)
     available for sale                       -    (665,474)            -
     securities (note 2(d))
     Write-off of Real        (2,684,537)
     Estate Options                           -    (2,684,537)          -
     (note 11)
     Write-off of             (467,656)
     advances                                 -    (467,656)
     Write-down of            (1,500,000)
     licence                                  -    (1,500,000)
     Loss on sale of          (28,614)
     investments                              -     (28,614)            -
     --------------------------------------------------------------------------------
                              (5,346,281)          (5,346,281)
                                              -                         -
     --------------------------------------------------------------------------------


Loss before non-controlling   (18,202,(572,208)    (17,117,935) (228,569)     (251,259)      (2,408) (12,875)
interest and income tax

Income                        161,671
taxes -                                       -     (43,563)      205,234
current

Loss before minority          (18,363,(572,208)    (17,074,372) (433,803)     (251,259)      (2,408) (12,875)
interest

Minority interest in          212,477                               9,088     16,413
loss of subsidiary                            -      186,976                                 -       -
-------------------------------------------------------------------------------------        ----------------

Loss for                      (18,151,(572,208)    (16,887,396) (424,715)     (234,846)      (2,408) (12,875)
the period

Deficit accumulated
during the
development stage,                    (17,762,442)              (266,939)     (32,093)       (29,685)(16,810)
beginning of period           -                    (875,046)

Redemption of minority        (183,392)                         (183,392)
interest in subsidiary                -                    -                  -              -       -
-------------------------------------------------------------------------------------        ----------------

Deficit accumulated
during the
development stage, end      $ (18,334,(18,334,650) (17,762,442) (875,046)     (266,939)      (32,093)(29,685)
of period
=====================================================================================        ================

Earnings                    $            (0.06)                    (0.06)     (0.06)                  (0.01)
(loss) per                                            (1.80)                                 -
share
=====================================================================================        ================

See accompanying notes to
consolidated financial
statements.


WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Statement of
Changes in Financial Position
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)

                                      From
                                      inception
                                      on          Three                     Six
                                      October    months                    months
                                           5,
                                         1987     ended          Year       ended     Year
                                                               ended                   ended
                                      to          September     June 30,     June 30,     December
                                      September     30,                                  31,
                                          30,
                                         1995      1995         1995         1994       1993
---------------------------------------------------------------------------------------------

Cash provided by (used
in)

Operations:

     Profit (loss) for              $ (18,151,258)(572,208) (16,887,396) (424,715)     (234,846)
     the period
     Items not
     involving cash
         Amortization of                      515
         organization costs                   -                                  -             -
         Expenses paid                     60,000
         by stock                                     -          60,000            -          -
         issuance
         Write off of advances for         50,780
         research and development                     -          50,780            -          -
         Write off of options           2,684,537
         to purchase real estate                      -       2,684,537            -          -
         Write-off of                     467,656
         advances                                     -         467,656            -          -
         Write-down of                  1,500,000
         licence                                              1,500,000
         Other                            (20,234)
                                                   (21,753)       9,749    15,384)      7,154
     Change in non-cash
     operating
         working
         capital:
             Amounts and notes        2,969,857
             receivable and                       2,526,926      463,401   (7,529)     (12,941)
             deposits
             Due from                  (867,202)
             (to) a                                (881,697)      61,901   30,686      (78,092)
             director
             Income                     166,095
             taxes                                    -          (39,140) 205,235          -
             payable
             Accounts payable         8,746,252
             and accrued                            113,319    8,558,177   62,143       12,513
             liabilities
     ----------------------------------------------------------------------------------------
                                      (2,393,002)
                                                  1,164,587   (3,070,335)(149,564)    (306,212)

Financing:
     Advances on account of
     share subscriptions              -               -         (117,000)  76,848       40,152
     Long-term                          600,775
     debt                                           (87,725)     160,510  527,990          -
     Unearned revenue                 2,852,827
                                                 (2,000,000)   4,630,827  222,000          -
     Redemption of minority            (183,392)
     interest in subsidiary                           -            -     (183,392)          -
     Additional paid in               1,682,774
     capital                                          -        1,682,774            -       -
     Issue of capital                 2,024,148
     stock                                            -        1,039,999  390,152       574,797
     ----------------------------------------------------------------------------------------
                                      6,977,132
                                                 (2,087,725)  7,397,110 1,033,598       614,949

Investments:
     Options                           (143,645)
                                                      -        (143,645)    -             -
     Resource properties                     (1)
                                              -                    -    -                   (1)
     Investments and                  (2,367,837)  (185,000)
     advances                                                (1,892,649) (290,188)     -
     Capital                          (1,099,681)   (33,142)
     assets                                                    (293,761) (770,902)      (1,876)
     Organization costs                     (515)
                                              -                    -    -             -
     ----------------------------------------------------------------------------------------
                                      (3,611,679)  (218,142)
                                                             (2,330,055)(1,061,090)     (1,877)
---------------------------------------------------------------------------------------------

Increase (decrease) in                972,451    (1,141,280)
cash                                                          1,996,720  (177,056)     306,860

Cash,                                             2,113,731
beginning                             -                         117,011   294,067          277
of period
---------------------------------------------------------------------------------------------

Cash, end                           $ 972,451       972,451
of period                                                     2,113,731   117,011     307,137
=============================================================================================

See accompanying notes to
consolidated financial
statements.


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated
Financial Statements
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)



1.   Nature of
     operations:

         The Corporation was incorporated on October 5, 1987 under the laws of the State of Washington, U.S.A. The Corporation holds investments in other companies as follows:

     (a) 100% of the shares of Queensland Industries Inc. ("Queensland"), a company incorporated under the laws of the Province of British Columbia, Canada, whose principal business activities are the exploration and development of natural resource properties.

     (b) 100% of the shares of Wincanton (Aust) Pty Ltd.,("Wincanton (Aus)"), a company incorporated under the laws of Australia, whose principal business is growing trees.

     (c) 90% of the shares of TRADESMAN Industries Inc., ("Tradesman") a company incorporated under the laws of the state of Delaware, U.S.A., whose principal business is the manufacturing, marketing and distribution of trucks, minivans and trailers with electro-hydraulic cargo beds and tailgate systems, which lower to the ground.

     (d) 100% of the shares of Wincanton Properties Pty. Ltd.
         ("Properties") a company incorporated under the laws of Australia, whose sole purpose is to hold the options to acquire real estate properties.

     (e) 100% of the shares of Wincanton Holdings Pty. Ltd. ("Holdings") a company incorporated under the laws of Australia, whose sole purpose is to hold the options to acquire real estate properties.

     The Corporation is investigating and evaluating various assets, properties and business opportunities. Accordingly, continuing operations are dependant upon obtaining additional financing to carry out its business plans.

2.   Significant
     accounting
     policies:

     (a) Basis of
         presentation:

         These consolidated financial statements include the accounts of the Corporation, it's subsidiaries, Wincanton (Aus), Tradesman, Properties , Holdings, Queensland and Queensland's proportionate share of the assets, liabilities, revenue and expenses of the joint venture described in note10. All significant intercompany transactions and balances have been eliminated.

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For United States reporting purposes, the corporation is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise.

     (b) Resource
         properties:

         Each group of claims in a property is accounted for as a separate area of interest. Property acquisition costs are deferred until it is determined if the property contains economically recoverable ore reserves and a production decision is made. These acquisition costs and development costs incurred after a production decision is made will be amortized against related revenues by the unit-of-production method upon commencement of commercial production, written-down to an estimated net realizable value when it is determined that the property's value is impaired, or written-off when the property is abandoned or sold.

         All exploration, other development and administrative expenditures are charged to expense as incurred.

         The amount shown for resource properties represent costs incurred to date, and do not necessarily reflect present or future values.


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

 September 30, 1995

(unaudited, prepared by
management)



2.   Significant accounting
     policies, continued:

     (c) Translation of foreign
         currencies:

         Account balances and transactions denominated in foreign currencies and the accounts of the Corporations's foreign operations have been translated into U.S. funds, as follows:

         (i) Assets and liabilities at the rates of exchange prevailing at the balance sheet date;

         (ii)Revenue and expenses at average exchange rates for the period in which the transaction occurred;

         (iiiExchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and

         (iv)Exchange gains and losses arising from the translation of the Corporation's foreign operations are deferred and included as a separate component of shareholders' equity.

     (d) Investments
         and advances:

         Investments in licences and shares of companies are recorded at cost when significant influence does not exist. Management estimates whether impairment of value exists on a periodic basis. Any write-down to estimated realizable value would be recorded in the period it is determined.

     (e) Loss per share:

         The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended September 30, 1995, being 9,287,752 (year ended June 30, 1995 - 9,387,738, six months ended June 30, 1994 7,098,000).

3.   Amounts and notes
     receivable and deposits

     As at September 30, 1995, the Corporation had the following amounts and notes receivable and deposits:

                                                       1995         1994
                                                     ----------   ----------

         Security                                  $    64,793
         deposits                                                         -
         Saddle Mountain Timber
         Corp (note 6c)                                      -    1,294,577
         Other amounts                                  94,350
         receivable                                                  21,955
         -------------------------------------------------------------------
                                                       159,143    1,316,532
         less long-term
         portion                                             -      810,300
         -------------------------------------------------------------------

                                                   $   159,143      506,232
         ===================================================================


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)



4.   Due from a Director

     Amounts due from a director are
     non-interest bearing and due on
     demand.

5.   Resource
     properties:

     Queensland owns an 85% interest in a joint venture with North Queensland Mining Pty. Limited ("North Queensland"), a related company. The joint venture acquired an 85% interest in certain granite, sandstone, tin and copper/lead/zinc/silver resource properties. Under the terms of the joint venture, Queensland and North Queensland have agreed to develop the resource properties. The Corporation issued 800,000 common shares and paid $266,000 to Queensland in exchange for 90% of the common shares of Queensland. Queensland transferred its 800,000 shares of the Corporation and paid $146,000 to North Queensland in exchange for its 85% interest in the joint venture.

     On April 15, 1994, Queensland redeemed the 10% Minority Interest outstanding in its common stock in consideration of payment of $250,000 CDN ($183,392 US). The minority shareholder is a director and shareholder of the Corporation. The excess of the redemption price over the stated capital in the amount of $183,392, was charged to deficit. As a result of the above transactions, the Corporation owns 100% of Queensland, which has an 85% interest in the joint venture.

     As these transactions are common control transactions between related parties, the Corporation has recorded the acquisition at historical cost to Queensland and North Queensland, which were nominal, in a manner similar to a pooling of interests.

6.   Investments and
     advances:

                                  InvestmeAdvances       Total        Total
                                                         1995         1994
                                  --------------------------------------------

         Thanksmate             $
         Pty. Ltd.(a)                 100                    100      124,367
         Work Recovery,                 1                     21           20
         Inc. licence                        20
         (b)
         Saddle Mountain          792,832                792,832
         Mining Corp.
         (c) (2,626,571 shares)                   -                   203,021
         Other (d)                          283,000      283,000           88
                                        -
         ---------------------------------------------------------------------

                                $ 792,933   283,020    1,075,953      327,496
         =====================================================================


     (a) On April 19, 1994, the Corporation entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain electro-hydraulic cargo bed and tailgate systems of Thanksmate Pty. Ltd. Consideration for the acquisition consists of the issuance of 1,000,000 common shares and the payment of $130,000 AUD ($96,300 US) for the express purpose of building five different prototypes.

         The Corporation has recorded this license at the nominal value of $100. During the year ended June 30, 1995, a claim was filed against Tradesman for alleged missappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). The claim seeks damages and a permanent injunction against the patent infringement and unfair competition. Counsel is of the opinion that Tradesman has meritorious defences to the claims and will not have a significant liability arising from the claim. Subsequent to September 30, 1995, all of the claims under this litigation were dismissed.

     (b) On April 15, 1994, Queensland entered into a license agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master license, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minumum performance criterion necessary to keep the license in good standing. The license is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of September 30, 1995, the $1,500,000 remains unpaid and management does not believe the advance will be paid.





WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)



6.   Investments and
     advances, continued

         The Corporation has recorded
         this license at the nomial
         value of $20.

         The Corporation entered into an agreement with WRI to issue common shares representing a 10% interest in Tradesman. The Corporation received common shares of WRI with a market value of $2,500,000 as consideration, realizing a dilution gain of $1,682,774, which was treated as an addition to paid-in capital. In addition, Tradesman entered into an agreement with WRI to sell marketing rights for the cargo bed and tail gate systems in exchange for common shares of WRI with a market value of $5,005,251. The Corporation sold all but 401,163 of the common shares received and has recorded the value of the common shares in WRI at $1.

         The revenue of $5,005,251 recorded on the sale of the marketing rights has been reflected as unearned. These amounts will be recognized as revenue on a straight line basis as the performance criteria under the licence agreement are met, including the delivery of a minimum number of units of manufactured product. If the performance criteria are not met, the Corporation may be liable to repay the licence fee.

         In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at September 30, 1995. The Company is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership.

     (c) Wincanton (Aus) entered into an agreement with an arms length company, whereby plantation assets (trees) were sold for $2,000,000 AUD ($1,530,000 U.S.). Under this agreement, Wincanton (Aus) is required to care for the trees on the plantation for a period equal to the lessor of 20 years or until the trees are harvested.

         On August 29, 1994 the Company accepted 2,428,571 common shares of the purchaser, Saddle Mountain Timber Corp., in full settlement of amounts receivable under the agreement.

         All of the revenues from the sale of the plantation assets have been recorded as unearned. These amounts will be recognized as revenue on a prorata basis as the trees are harvested.

     (d) The Company advanced monies to a director of Saddle Mountain Timber Corp. The advances are non-interest bearing, with no fixed terms of repayment and are secured by the pledge of 2,000,000 shares of Saddle Mountain Timber Corp.

 7.  Capital
     assets:

                                                        September    September
                                                              30,          30,
                                                             1995         1994
         ----------------------------------------------------------------------
                                           Accumulated   Net book     Net book
                           Cost            Depreciation     value        value
         ----------------------------------------------------------------------

         Land        $  331,466                           331,466      331,466
                                               -
         Plantation     495,271                           495,271      439,385
         assets                                -
         Vehicles       162,614                           162,614
                                               -                             -
         Equipment      110,330                           110,330        3,522
                                               -
         ----------------------------------------------------------------------

                     $ 1,099,681                        1,099,681      774,373
                                               -
         ======================================================================

     During the six months ended June 30, 1994, Wincanton (Aus) sold the plantation assets, the proceeds of which have been deferred for accounting purposes and included in unearned revenue (note 6).

8.   Mortgage payable:

     The purchase price for the land and plantation assets was $1,000,000 AUD ($740,000 US), payable as to $300,000AUD ($222,000 US) on signing and the balance payable in instalments of $100,000 AUD ($74,000 US). Wincanton
     (Aus) renegotiated the terms of the mortgage to reflect accrued interest of $160,510. The mortgage is due on demand, and accordingly the entire amount has been classified as a current liability. The Company has issued 210,000 shares to the vendor of the plantation assets and land, as security for the mortgage payable. It is expected that these shares will be returned to treasury when the mortgage is settled.

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)


9.   Capital stock and
     additional paid-in capital:

     Capital stock issued from incorporation of the Corporation on October 5, 1987 to September
     30, 1995

 (a) Common
     Stock
                                                     Additional
                                 Common
                                 stock
                                 --------------------
                                  Shares     Amount  paid-in        Total
                                                     capital
                                 -------------------------------------------

         Issued for cash at
1987     $0.10 per share,
           net of                 100,000    $        $           $
         offering costs                          10     9,490        9,500
         of $500

         Issued for cash at
1988     $0.10 per share,
           net of                 100,000        10     9,490        9,500
         offering costs
         of $500

         Issued for cash at      1,000,000      100                    100
         $0.0001 per share                           -

         Issued for cash at         3,000         1        99          100
1991     $0.0333 per share

         Issued for               800,000         1                      1
1993     business                                    -
         acquisition

         Issued for cash at      2,000,000      200     19,800       20,000
         $0.01 per share

         Issued for cash at      2,000,000      200     39,800       40,000
         $0.02 per share

         Issued for cash at       514,796        51    514,745      514,796
         $1.00 per share
     -----------------------------------------------------------------------

     Balance December            6,517,796      573    593,424      593,997
     31, 1993

         Issued for                13,384         1     40,151       40,152
1994     cash at $.01
         per share

         Issued for               140,000        14    349,986      350,000
         cash at $.01
         per share

         Issued for              2,075,000      208                     208
         licences                                    -
     -----------------------------------------------------------------------

     Balance June 30,            8,746,180      796    983,561      984,357
     1994

         Issued for cash at       116,000        12    116,988      117,000
         $1.01 per share

         Issued in
         exhange for
         100,000
             shares of Work       200,000        20    187,480      187,500
             Recovery, Inc.

         Issued in                210,000        21    629,979      630,000
         exchange for
         debt
         -------------------------------------------------------------------

     Balance September           9,272,180      849  1,918,008    1,918,857
     30, 1994

         Debt                                   (20)  (629,979)    (629,999)
         restructuring                  -
         (note 8)

         Issued in                784,572        78  2,540,809    2,540,887
         exchange for
         option

         Issued in
         exchange for
         cash
             net of offering      100,000        10    922,990      923,000
             costs of $77,000

         Shares returned and     (875,000)       (88)                   (88)
         cancelled (Note 6)                                  -

         Issued for                 6,000          6    59,994       60,000
         services
         rendered

         Gain on
         dilution of
         interest in
             Tradesman                                1,682,774    1,682,774
             (Note 6)
         -------------------------------------------------------------------

     Balance September           9,287,752       835  6,494,596  $ 6,495,431
     30, 1995
     =======================================================================

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)



9.   Capital Stock and
     additional paid-in
     capital, continued

(b)  Preferred
     stock
                                                      Shares       Amount
                                                     -----------------------

         Class A convertible                           918,000  $         1
         preferred stock
             convertible into common
             stock at $4.80 per share
         Class B convertible                           381,323            1
         preferred stock
             convertible into common
             stock at $5.20 per share
         Class C convertible                           836,035            1
         preferred stock
             convertible into common
             stock at $5.60 per share
         Class D convertible                         1,055,700            1
         preferred stock
             convertible into common
             stock at $6.00 per share
         Class E convertible                         1,004,837            1
         preferred stock
                                                     ----------   ----------
             convertible into common
             stock at $7.86 per share
                                                     4,195,895  $         5
                                                     =======================

         The preferred
         shares:
             are non
         -   transferable
             are convertible into common stock, on
         -   a one for one basis, at prices shown
             above
             have no
         -   voting
             rights

(c) On November 16, 1994 the Corporation granted 800,000 employee share purchase options. The share purchase options entitle the holder to purchase one share of the Corporation for each option held at a price of $4.00 per share for a period of 10 years.

(d) On December 5, 1994 the Corporation issued 2,500,000 warrants. Each warrant gives the holder the right to purchase one common share in the Corporation in exchange for the exercise price noted, as follows:

                         Number of           Exercise
                         Warrants            price

                         1,000,000        $     1.00
                         500,000                2.50
                         500,000                3.50
                         500,000                4.50

     The warrants
     expire on December
     6, 1999.

10.  Investment in
     Joint Venture

     These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:
                                      September    September
                                            30,          30,
                                           1995         1994
             ------------------------------------------------

             Cash                   $    11,771       19,942
             Accounts                     7,543        9,978
             receivable and
             deposits
             Resource                         1            1
             properties
             Equipment                    2,530        1,927
             less
             Accounts                 -                    -
             payable
             ------------------------------------------------

             Venturers equity       $    21,845       31,848
             and advances
             ================================================

             Exploration            $    26,602        3,697
             expenditures
             Administrative               2,496        2,234
             expenses
             ------------------------------------------------

                                    $    29,098        5,931
             ================================================


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)



11.  Write off of Real
     Estate Options:

     On March 2, 1995, the Corporation, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements give the holder the right to purchase commercial real estate property in Australia. The option is exercisable for a period of one year. The purchase price for each option is as follows:

         fee.Property             Option             Preferred
             name                                    shares
                                                     issued
                                 purchase
                                 price
                                  $ AUD       $ US                # of
                                                                  shares
             Best Place          6,800,000   5,202,000 Class A      918,000
             121 Tamar           2,700,000   2,065,500 Class B      381,323
             St
             Conway              6,800,000   5,202,000 Class C      836,035
             Court
             Conway              9,200,000   7,038,000 Class D    1,055,700
             Plaza
             Manchester          11,475,000  8,778,375 Class E    1,004,837

     Under the option agreements, the property owners were issued series A, B, C, D and E preferred shares as shown above, which shares are held by an escrow agent. The preferred shares are convertible into common shares at the discretion of the property owners. If converted the property owners may instruct the escrow agent to sell the common shares for cash. When the cash raised by selling the common shares is sufficient to pay the option purchase price, the cash shall be transferred to the owners and title to the property shall be transferred to the Corporation.

     Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares at a deemed value of $4,118,751 and the issue of Preferred shares, which has been assigned a nominal value of $5 in total.

     Subsequent  to  September  30,  1995,  the  option   expired   unexercised,
     consequently all related costs have been written-off to operations.

12.  Income
     tax:

     At September 30, 1995, the Corporation has the following approximate amounts available to reduce taxable income of future years, the tax benefit of which has not been reflected in the accounts.
                                        United          Canada
                                        States
     ----------------------------------------------------------

     Losses - expiring                $   450,000      265,000
     2000 to 2009
     Amounts deducted for tax
     purposes in excess of
     amounts deducted                   5,015,000
     for accounting                                          -
     ----------------------------------------------------------

                                      $ 5,465,000      265,000
     ==========================================================

13.  Contingency

     A claim for approximately $30,000,000 has been made against the Company, Tradesman, certain of its directors, officers el al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel is of the opinion that the plaintiff have breached their agreement to provide technology to the Company and Tradesman and that no loss should be incurred. The Company is defending the claim and is unable to determine at this time what liability, if any, it may ultimately have as a result of this claim.

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

September
30, 1995

(unaudited, prepared by
management)



14.  Commitment

     A subsidiary of the Company is committed to minimum payments under operating leases for premises for the next five years as follows:

                    1996                                       $     58,800
                    1997                                            235,200
                    1998                                            235,200
                    1999                                            235,200
                    2000
                                                                    117,600

15.  Segmented
     information:

     The Corporation operates in Canada, United States and
     Australia. Identifiable assets by geographic segment are as follows:

                               Canada United       Australia    Consolidated
                                         States
     ---------------------------------------------------------------------

                         $    124,582 4,771,113    1,674,153    6,569,848
     =====================================================================

     All expenses are
     corporate in
     nature.
















                         Consolidated
                         Financial
                         Statements of

                         WINCANTON
                         CORPORATION
                         (a company in
                         the development
                         stage)
                         (Expressed in
                         U.S. dollars)

                         September 30,
                         1995

                         (unaudited,
                         prepared by
                         management)


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarter period ending September 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 0-23712

                              Wincanton Corporation
         ---------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                  Washington                                 91-1395124
         -----------------------                     --------------------------
         State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization                Identification No.)

                         3653 Hemlock Court, Reno, Nevada   89505
         ------------------------------------------------------------
                  (Address of Principal executive offices) (Zip Code)

                                                   (702) 829-8812
         ------------------------------------------------------------
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding or each of the issuer's classes of common stock, as to the latest practicable date.
                                   9,287,752



                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Consolidated Balance Sheets as at September 30, 1995,
 September 30, 1994 and December 31, 1993                                      4

Consolidated Statements of Operations and Deficit Accumulated during the Development Stage Three months ended September 30, 1995 Year ended June 30, 1995 Six months ended June 30, 1994 and From inception to September 30, 1995 5

Consolidated Statements of Changes in Financial Position Three months ended September 30, 1995 Year ended June 30, 1995 Six months ended June 30, 1994 From inception to September 30, 1995

Notes to Consolidated Financial Statements                                7 - 14

Item 2. Management's Description and Analysis of Financial condition and Results of Operations 15 - 16

PART II  OTHER INFORMATION                                               17 - 18
-------  -----------------

Signatures                                                                    19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about April 10, 1995, Tradesman Industries, Inc. was sued in the United States District Court for the District of Delaware by Fairgill Investments Pty Limited and Roll-on Vehicles Management Pty Limited. The Complaint in this Action included a First Count for the alleged misappropriation of trade secrets, a Second Count for alleged patent infringement, a Third Count for alleged false patent marking, and a Fourth Count for an alleged violation of
Section 43(a) of the Trademark Act. The Action seeks damages and attorneys' fees and a permanent injunction against the alleged acts of patent infringement and unfair competition. Tradesman has answered denying misappropriation of trade secrets as to the First Count, denying that there is any basis whatsoever for the multiple charges of patent infringement under the Second Count and denying liability under the Third and Fourth Counts of complaint. Counsel is of the opinion that Tradesman has meritorious defenses as to each of the Counts of the Complaint and that Tradesman does not have a significant liability with respect to the multiple Counts of the Complaint.

On September 21, 1995, the Second Count for patent infringement was dismissed, with prejudice, by stipulation between the parties and order of Delaware Federal Court. The other counts were subsequently dismissed.

In December 1995, Robert Page and McGee Settlement Trust brought suit against the Registrant its subsidiary Tradesman Industries Inc., the company's directors, employees, certain consultants and other unrelated individuals alleging in sum, various acts of fraud, securities violations and breaches of fiduciary duty. The defendant's moved to stay the proceedings and to compel arbitration, which motion was granted. The arbitration date has not yet been set. The plaintiffs have claimed damages in the amount of $30,000,000 and to seek the appointment of a receiver for Wincanton and Tradesman. The Company contends that Page and McGee Settlement Trust breached their agreement to provide technology and that no loss should be incurred.


Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other information

                  None

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits.  None

                  (b)  Reports on Form 8-K.  None.

                                   SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WINCANTON CORPORATION

                           ----------------------------
                                  (Registrant)







Date:  September __, 1996  ___________________________________
                                   Walter Doyle, Director

                              Wincanton Corporation
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and capital resources

At September 30, 1995, the Registrant had $2,013,290 of current assets and $9,513,122 of current liabilities compared to $670,747 of current assets and $287,031 of current liabilities as at September 30, 1994. This decrease in working capital is the result of several factors:

      current assets include cash received on the sale of common stock received from Work Recovery Inc. These shares were received in exchange for a 10% interest in Tradesman Industries Inc. a subsidiary of the Registrant and from the sale of certain marketing rights to Tradesman's cargo bed and tailgate systems.

      current assets also include $881,696 due from a director of the Registrant. This amount bears no interest, is unsecured and is repayable on demand. The amount due from a director was $93,204 as at September 30, 1994.

      current liabilities include accounts payable and accrued liabilities of $8,746,252 compared to $81,796. The increase in payables is mainly due to the recording of debt due to Work Recovery, Inc. under a consulting agreement. The consulting agreement called for payment of $9,600,000 during the year ended June 30, 1995. The Registrant has paid $2,650,000 to September 30, 1995 and the balance of $6,950,000 is included in accounts payable at September 30, 1995. In addition, the Registrant has recorded $1,500,000 liability under a licence agreement.

      income taxes payable were $166,095 compared to $205,235 the year before. The change in taxes payable is the result of a payment on account.

      Mortgage payable increased to $600,775 from nil the prior year. The increase is due to the financing arrangement reached when the Registrant purchased a tree plantation in Australia.

The Registrant is actively developing its interests in marketing, licenses and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities other than those mentioned above. It is expected that such funds will be obtained by the sales of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.


Results of Operations

Three month period ended September 30, 1995 compared to the year ended June 30, 1995.

The Registrant's loss for the three month period ended September 30, 1995 was $572,208 compared to a loss of $17,117,935 for the year ended June 30, 1995.

Administrative expenses for the three month period ended September 30, 1995 were $545,605 compared to $11,693,390 for the year ended June 30, 1995, such difference due to the Registrant's recording of the consulting fees during the year ended June 30, 1995 of $9,600,000. Other expenses of $208,865 compared to $419,866 for the year ended June 30, 1995 were comparable relative to the year ended June 30, 1995. Professional fees of $176,258 compared to $281,384 were up relative to the differing periods being reported on. The increase was due mainly to the legal defense of certain law suites more particularly described elsewhere in this document. Promotion expenses were down to $9,329 from $182,500. This reduction is due to the emphasis by the Registrant during the period to complete its prototype product. Travel and entertainment of $30,480 were down from $318,897 as the requirement to travel was reduced.

The Registrant's expenses include exploration and development expenditures of $26,603 compared to $78,264 for the year ended June 30, 1995, such reduction due to the shorter period of activity and the concentration of resources to other areas of interest. These expenditures represents the Registrant's 85% share of exploration and development and administrative expenditures incurred by the joint venture.

September __, 1996


Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.
20549

                  Re: Wincanton Corporation - File No. 0-23712

Ladies and Gentlemen:

     Please find enclosed herewith eight (8) copies of the Form 10-Q for the quarter ended September 30, 1995.

     Kindly acknowledge receipt of the enclosed on the accompanying copy of this letter and return it to me in the stamped, self-addressed envelope provided for your convenience.

                  Thank you.

                                                 Very truly yours,

                                                 WINCANTON CORPORATION




                                                 By:  __________________________
                                                        Walter Doyle, Secretary

Acknowledged this________ day of _____________________, 1996.



------------------------------------
Securities and Exchange Commission