Form 10-Q/A
period 1995-12-31
WINCANTON CORP
filed 1996-10-11
CIK 847917

WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Balance
Sheet
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)


                                      December       December      December
                                            31,            31,            31,
                                           1995           1994           1993
------------------------------------------------------------------------------

Assets

Current
assets:
     Cash                           $   131,042        117,464        294,067
     Amounts and notes receivable       166,660      7,635,168         12,941
     and deposits (note 3)
     Due from a                       1,018,948                        78,092
     director (note 4)                                       -
     -------------------------------------------------------------------------
                                      1,316,650      7,752,632        385,100

Long-term receivable
(note 3)                              -                      -     -

Resource properties                           1              1              1
(note 5)

Investments and                         599,598      4,227,671
advances (note 6)                                                  -

Capital                               1,111,023        898,652          1,876
assets
(note 7)
------------------------------------------------------------------------------

                                    $ 3,027,272      12,878,956       386,977
==============================================================================

Liabilities and
Shareholders' Equity

Current
liabilities:
     Accounts payable               $ 8,617,921        109,976         12,613
     and accrued
     liabilities
     Income taxes                       166,095        220,128
     payable                                                       -
     Due to                                            531,628
     a                                        -
     director
     Mortgage payable                   600,775
     (note 8)                                        -
     -------------------------------------------------------------------------
                                      9,384,791        861,732         12,613

Unearned revenue (notes               6,465,516      9,087,400
6)                                                                 -

Minority                                                                9,088
interest                                      -        250,001

Shareholders' equity
(note 9)
         Capital stock
             Authorized:
              15,000,000
             preferred shares
              15,000,000 common
             shares with a par
              value of
              $0.0001 per share
             Issued:
       9,287,752 common shares              835            849            573
    (December 31, 1994 - 9,272,180
                December 31,1993
             - 6,517,796)
       4,195,895 preferred shares             5
      (December 31, 1994 - nil                -             -

             December
             31, 1993 -
             nil)
         Additional                   6,494,598      1,918,008        593,424
         paid-in capital
         Advance on account of                                         40,152
         share subscriptions          -              -
         Cumulative translation        (23,492)         18,672        (1,934)
         adjustment
         Retained earnings
         (deficit) accumulated
         during
             the                      (19,294,981)     742,294      (266,939)
             development
             stage
         ---------------------------------------------------------------------
                                      (12,823,035)   2,679,823        365,276

------------------------------------------------------------------------------

                                    $ 3,027,272      12,628,956       386,977
==============================================================================


See accompanying notes to consolidated financial statements.

On behalf
of the
Board:

         ----------------------                          ----------------------
         Director                                        Director


WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Statement
of Operations and
Deficit
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)

                         From
                         inception
                         on        Six                          Six months
                         October      months
                                5,
                              1987     ended      Year               ended       Year
                                                      ended                          ended
                         to        December        June 30,       June 30,       December
                         December        31,                                           31,
                               31,
                              1995      1995           1995           1994            1993                 1992       1991
-------------------------------------------------------------------------------------------



Exploration and        $   182,871    26,783                        20,168          57,656
development expenditures                              78,264                                          -          -

Administrative
expenses:
     Financing             188,918                                                  18,749                2,122     12,419
     costs                                 -        139,612     -
     Joint venture          80,968    14,451                        14,247          33,277
     operations                                      18,993                                          -          -
     Management fees to      5,000                                                   5,000
     a director                    -                      -     -                                    -          -
     Consulting  and     10,129,939  179,913                        55,021
     other fees                                   9,895,005                      -                   -          -
     Other                 914,018   424,338                        26,188          42,090                  286        456
                                                    419,866
     Professional fees     706,808   323,897                        70,718          30,809
                                                    281,384                                          -          -
     Promotion             192,687    10,187
                                                    182,500     -                -
     Research and          437,133
     development                           -        437,133     -                -
     Travel and            501,418    76,616                        42,227          63,678
     entertainment                                  318,897                                          -          -
     --------------------------------------------------------------------------------------          ----------------------
                         13,156,889 1,029,402                       208,401         193,603                2,408     12,875
                                                  11,693,390

Other
income
(expense)
     Unrelated loss      (1,141,828)
     on available
     for sale securities              (476,354)      (665,474)              -               -
      (note2(d))
     Write-off of Real   (2,684,537)
     Estate Options                        -      (2,684,537)            -               -
     (note 5)
     Write-off of        (467,656)
     advances                              -      (467,656)              -               -
     Write-down of       (1,500,000)
     licence                               -      (1,500,000)            -               -
     Loss on sale of      (28,614)
     investments                           -       (28,614)              -               -
     --------------------------------------------------------------------------------------
                         (5,822,635)              (5,346,281)
                                   (476,354)                             -               -
     --------------------------------------------------------------------------------------


Loss before non-        (19,162,395) (1,532,539) (17,117,935)   (228,569)       (251,259)              (2,408)   (12,875)
controlling
interest and
income tax
Income                     161,671
taxes -                                    -          (43,563)    205,234
current
-------------------------------------------------------------------------------------------          ----------------------

Loss before             (19,324,066)  (1,532,539)   (17,074,372) (433,803)       (251,259)              (2,408)   #REF!
minority
interest

Minority interest in       212,477                                   9,088          16,413
loss of subsidiary                         -              186,976                                          -          -
-------------------------------------------------------------------------------------------          ----------------------

Profit (loss) for the    (19,111,589)  (1,532,539)   (16,887,396) (424,715)        (234,846)              (2,408)   #REF!
period

Deficit accumulated
during the
development stage,                     (17,762,442)               (266,939)        (32,093)             (29,685)   (16,810)
beginning of period      -                              (875,046)

Redemption of minority      (183,392)                             (183,392)
interest in subsidiary             -                      -                      -                   -          -
-------------------------------------------------------------------------------------------          ----------------------

Deficit accumulated
during the
development stage, end $ (19,294,981)  (19,294,981)  (17,762,442) (875,046)       (266,939)             (32,093)   #REF!
of period
===========================================================================================          ======================

Earnings               $                     (0.17)                   (0.06)          (0.06)                          (0.01)
(loss) per                                                (1.80)                                          -
share
===========================================================================================          ======================

See accompanying notes to consolidated financial statements.


WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Statement of Changes
in Financial Position
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)


                                               From
                                               inception
                                               on        Six                          Six months
                                               October      months
                                                      5,
                                                    1987     ended      Year               ended       Year
                                                                            ended                          ended
                                               to        December        June 30,       June 30,       December
                                               December        31,                                           31,
                                                     31,
                                                    1995      1995           1995           1994            1993
-----------------------------------------------------------------------------------------------------------------

Cash provided by (used
in)

Operations:

     Profit (loss) for                       $ (19,111,589)   (1,532,539)    (16,887,396)   (424,715)       (234,846)
     the period
     Items not
     involving cash
         Amortization of                               515
         organization costs                              -                            -                        -
         Expenses paid                              60,000
         by stock                                                -                60,000              -               -
         issuance
         Write off of advances                      50,780
         for research and                                        -                50,780              -               -
         development
         Write off of options to                 2,684,537
         purchase real estate                                    -             2,684,537              -               -
         Write-off of                              467,656
         advances                                                -               467,656              -               -
         Write-down of                           1,500,000
         licence                                                               1,500,000
         Other                                     (23,492)
                                                                 (25,011)          9,749       (15,384)           7,154
     Change in non-cash
     operating
         working
         capital:
             Amounts and notes                   2,962,340
             receivable and                                    2,519,409         463,401        (7,529)        (12,941)
             deposits
             Due from                           (1,004,454)
             (to) a                                           (1,018,949)         61,901         30,686        (78,092)
             director
             Income                                166,095
             taxes                                               -               (39,140)       205,235               -
             payable
             Accounts payable and                8,617,921
             accrued liabilities                                 (15,012)       8,558,177        62,143          12,513
     ------------------------------------------------------------------------------------------------------------
                                                (3,629,691)
                                                                 (72,102)      (3,070,335)     (149,564)       (306,212)

Financing:
     Due from a director
                                               -                 -              -     -                          (13,070)
     Advances on account of share
     subscriptions                             -                 -               (117,000)         76,848          40,152
     Long-term                                     600,775
     debt                                                        (87,725)          160,510        527,990               -
     Unearned revenue                            2,783,092
                                                              (2,069,735)        4,630,827        222,000               -
     Redemption of minority                       (183,392)
     interest in subsidiary                                      -              -                (183,392)               -
     Additional paid in                          1,682,774
     capital                                                     -               1,682,774              -               -
     Issue of capital                            2,024,148
     stock                                                       -               1,039,999        390,152         574,797
     ------------------------------------------------------------------------------------------------------------
                                                 6,907,397
                                                              (2,157,460)        7,397,110      1,033,598         601,879

Investments:
     Options                                     (143,645)
                                                                 -                (143,645)     -                -
     Resource properties                               (1)
                                                         -                      -     -                               (1)
     Investments and                           (1,891,483)       291,354
     advances                                                                    (1,892,649)     (290,188)       -
     Capital                                   (1,111,021)       (44,482)
     assets                                                                        (293,761)     (770,902)         (1,876)
     Organization costs                              (515)
                                                         -                      -     -                -
     ------------------------------------------------------------------------------------------------------------
                                               (3,146,665)        246,872
                                                                                 (2,330,055)   (1,061,090)        (1,877)
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in                           131,041       (1,982,690)
cash                                                                               1,996,720      (177,056)       293,790

Cash,                                                            2,113,731
beginning                                      -                                     117,011        294,067           277
of period
-----------------------------------------------------------------------------------------------------------------

Cash, end                                    $    131,041          131,041
of period                                                                           2,113,731        117,011       294,067
=================================================================================================================

See accompanying notes to consolidated financial statements.


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated
Financial Statements
(Expressed in U.S.
dollars)

December
31, 1995

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

December
31, 1995

Notes to Consolidated
Financial Statements



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

     (e) Loss per share:

         The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended December 31, 1995, being 9,287,752 (year ended June 30, 1995 - 9,287,752 six months ended June 30, 1994 7,098,000).

3.   Amounts and notes receivable
     and deposits

     As at December 31, 1995, the Corporation had the following amounts and notes receivable and deposits:

                                   1995           1994
                                 ----------     ----------

         Security              $    72,293
         deposits                                  70,744
         Work Recovery,
         Inc. (note 6)                   -      7,500,000
         Other amounts              94,367
         receivable                                64,394
         -------------------------------------------------
                               $   166,660      7,635,138
         =================================================

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

December
31, 1995

Notes to Consolidated
Financial Statements



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

6.   Investments and
     advances:

                              InvestmentAdvances         Total         Total
                                                         1995           1994
                              --------------------------------------------------

         Thanksmate         $
         Pty. Ltd.(a)               100                      100        220,467
         Work Recovery,               1                       21      2,500,020
         Inc. licence                          20
         (b)
         Saddle Mountain        316,477                  316,477
         Mining
         Corp. (c)                    -                               1,507,096
         (2,626,571
         shares)
         Other (d)                        283,000        283,000             88
                                      -
         -----------------------------------------------------------------------

                            $   316,578   283,020        599,598      4,227,671
         =======================================================================


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

         The Corporation has recorded this license at the nominal value of $100. During the year ended June 30, 1995, a claim was filed against Tradesman for alleged missappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). The claim seeks damages and a permanent injunction against the patent infringement and unfair competition. Counsel is of the opinion that Tradesman has meritorious defences to the claims and will not have a significant liability arising from the claim. Subsequent to December 31, 1995, all of the claims under this litigation were dismissed.

     (b) On April 15, 1994, Queensland entered into a license agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master license, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minumum performance criterion necessary to keep the license in good standing. The license is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of December 31, 1995, the $1,500,000 remains unpaid and management does not believe the advance will be paid.

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

December
31, 1995

Notes to Consolidated
Financial Statements



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

         In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at December 31, 1995. The Company is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership.

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

7.   Capital
     assets:

                                                         December      December
                                                            31,            31,
                                                           1995           1994
         ----------------------------------------------------------------------
                                       Accumulated     Net book       Net book
                               Cost    Depreciation       value          value
         ----------------------------------------------------------------------

         Land            $  331,466                     331,466        331,466
                                           -
         Plantation         495,271                     495,271        495,271
         assets                            -
         Vehicles           173,956                     173,956
                                           -                                 -
         Equipment          110,330                     110,330         71,915
                                           -
         ----------------------------------------------------------------------

                         $ 1,111,023                  1,111,023        898,652
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

December
31, 1995

Notes to Consolidated
Financial Statements


9.   Capital stock and additional
     paid-in capital:

     Capital stock issued from incorporation of the Corporation on October 5, 1987 to December 31, 1995

(a)  Common
     Stock
                                                         Additional
                                   Common
                                   stock
                                   ----------------------
                                    Shares      Amount   paid-in          Total
                                                         capital
                                   ---------------------------------------------

         Issued for cash at $0.10
1987     per share,
           net of                   100,000       $   10  $             $
         offering costs                                     9,490          9,500
         of $500

         Issued for cash at $0.10
1988     per share,
           net of                   100,000           10    9,490          9,500
         offering costs
         of $500

         Issued for cash at        1,000,000         100                     100
         $0.0001 per share                               -

         Issued for cash at           3,000            1        99           100
1991     $0.0333 per share

         Issued for                 800,000            1                       1
1993     business                                        -
         acquisition

         Issued for cash at $0.01  2,000,000         200    19,800        20,000
         per share

         Issued for cash at $0.02  2,000,000         200    39,800        40,000
         per share

         Issued for cash at $1.00   514,796           51   514,745       514,796
         per share
     ---------------------------------------------------------------------------

     Balance December              6,517,796         573   593,424       593,997
     31, 1993

         Issued for                  13,384            1    40,151        40,152
1994     cash at $.01
         per share

         Issued for                 140,000           14   349,986       350,000
         cash at $.01
         per share

         Issued for                2,075,000         208                     208
         licences                                        -
     ---------------------------------------------------------------------------

     Balance June 30,              8,746,180         796   983,561       984,357
     1994

         Issued for cash at $1.01   116,000           12   116,988       117,000
         per share

         Issued in
         exhange for
         100,000
             shares of Work         200,000           20   187,480       187,500
             Recovery, Inc.

         Issued in                  210,000           21   629,979       630,000
         exchange for
         debt
         -----------------------------------------------------------------------

     Balance December              9,272,180         849 1,918,008     1,918,857
     31, 1994

         Debt                                       (20) (629,979)     (629,999)
         restructuring                    -
         (note 8)

         Issued in                  784,572           78 2,540,809     2,540,887
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
         services
         rendered

         Gain on
         dilution of
         interest in
             Tradesman                                   1,682,774     1,682,774
             (Note 6)
         -----------------------------------------------------------------------

     Balance December              9,287,752         835 6,494,596   $ 6,495,431
     31, 1995
     ===========================================================================

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

December
31, 1995

Notes to Consolidated
Financial Statements



9.   Capital Stock and additional
     paid-in capital, continued

(b)  Preferred
     stock
                                                    Shares         Amount
                                                   -------------------------

         Class A convertible                         918,000    $         1
         preferred stock
             convertible into common stock
             at $4.80 per share
         Class B convertible                         381,323              1
         preferred stock
             convertible into common stock
             at $5.20 per share
         Class C convertible                         836,035              1
         preferred stock
             convertible into common stock
             at $5.60 per share
         Class D convertible                       1,055,700              1
         preferred stock
             convertible into common stock
             at $6.00 per share
         Class E convertible                       1,004,837              1
         preferred stock
                                                   ----------     ----------
             convertible into common stock
             at $7.86 per share
                                                   4,195,895    $         5
                                                   =========================

         The preferred
         shares:
             are non
         -   transferable
             are convertible into common stock, on a
         - one for one basis, at prices shown above have no
         -   voting
             rights

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

                         Number                Exercise
                         of                    price
                         Warrants

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

     The warrants
     expire on December
     6, 1999.

10.  Investment in
     Joint Venture

     These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:
                                            December      December
                                                  31,            31,
                                                 1995           1994
             --------------------------------------------------------

             Cash                         $     2,207          9,469
             Accounts receivable                7,543         13,499
             and deposits
             Resource                               1              1
             properties
             Equipment                          2,530          1,925
             less
             Accounts                       -                      -
             payable
             --------------------------------------------------------

             Venturers equity and         $    12,281         24,894
             advances
             ========================================================

             Exploration                  $    26,783         39,883
             expenditures
             Administrative                    10,891          9,194
             expenses
             --------------------------------------------------------

                                          $    37,674         49,077
             ========================================================


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

December
31, 1995

Notes to Consolidated
Financial Statements



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

     Subsequent  to  December  31,  1995,   the  option   expired   unexercised,
     consequently all related costs have been written-off to operations.

12.  Income
     tax:

     At December 31, 1995, the Corporation has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts.
                                               United            Canada
                                               States
     -------------------------------------------------------------------

     Losses - expiring                       $   450,000        265,000
     2000 to 2009
     Amounts deducted for tax
     purposes in excess of
     amounts deducted                          5,015,000
     for accounting                                                   -
     -------------------------------------------------------------------

                                             $ 5,465,000        265,000
     ===================================================================

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

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

December
31, 1995

Notes to Consolidated
Financial Statements



14.  Commitment

     A subsidiary of the Company is committed to minimum payments under operating leases for premises for the next five years as follows:

                    1996             $      117,600
                    1997                    235,200
                    1998                    235,200
                    1999                    235,200
                    2000
                                            117,600

15.  Segmented
     information:

     The Corporation operates in Canada, United States and
     Australia. Identifiable assets by geographic segment are as follows:

                                Canada    United      Australia    Consolidated
                                          States
     --------------------------------------------------------------------------

                        $       76,147 1,760,842      1,190,283      3,027,272
     ==========================================================================

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

                         December
                         31, 1995

                         (unaudited,
                         prepared by
                         management)



                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarter period ending December 31, 1995

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding or each of the issuer's classes of common stock, as to the latest practicable date. 9,287,752



                       INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Consolidated Balance Sheets as at December 31, 1995,
 December 31, 1994 and December 31, 1993                                      4

Consolidated Statements of Operations and Deficit
 Accumulated during the Development Stage
Six months ended December 31, 1995 Year ended June 30, 1995 Six months ended June 30, 1994 and
From inception to December 31, 1995                                           5

Consolidated Statements of Changes in Financial Position
Six months ended December 31, 1995
Year ended June 30, 1995
Six months ended June 30, 1994                                                6
From inception to December 31, 1995

Notes to Consolidated Financial Statements                               7 - 14

Item 2.  Management's Description and Analysis of
                  Financial condition and Results of Operations         15 - 16

PART II  OTHER INFORMATION                                              17 - 18

Signatures                                                                   19

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

                  None

Item 5.  Other information

                  None

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits. Form 8-K dated November 13, 1995. The Registrant was notified that on November 3, 1995, KPMG Peat Marwick Thorne ("KPMG") resigned as principal accountants for the Registrant. The reason for such resignation was that KPMG was unable to obtain sufficient appropriate audit evidence regarding the propriety of certain transactions between the Registrant and Work Recovery, Inc.

                  (b)  Reports on Form 8-K.  Copy attached.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WINCANTON CORPORATION

                             ------------------------
                                 (Registrant)







Date:  September __, 1996  ___________________________________
                                 Walter Doyle, Director

                              Wincanton Corporation
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and capital resources

At December 31, 1995, the Registrant had $1,316,650 of current assets and $9,384,791 of current liabilities compared to $7,752,632 of current assets and $861,732 of current liabilities as at December 31, 1994. This decrease in working capital is the result of several factors:

          current assets include cash received on the sale of common stock received from Work Recovery Inc. These shares were received in exchange for a 10% interest in Tradesman Industries Inc. a subsidiary of the Registrant and from the sale of certain marketing rights to Tradesman's cargo bed and tailgate systems.

          amounts and notes receivable were $166,660 at December 31, 1995 compared to $7,635,168 the prior year. The reduction in this balance was due to the payment by Work Recovery of all amounts due under the sale of 10% of Tradesman Industries, Inc. (a subsidiary of the Registrant) and the sale of the North American marketing rights to Tradesman's cargo bed and tail gate technology.
          current assets also include $1,018,948 due from a director of the Registrant. This amount bears no interest, is unsecured and is repayable on demand. The amount due to a director was $531,628 as at December 31, 1994.

          current liabilities include accounts payable and accrued liabilities of $8,617,921 compared to $109,976. The increase in payables is mainly due to the recording of debt due to Work Recovery, Inc. under a consulting agreement. The consulting agreement called for payment of $9,600,000 during the year ended June 30, 1995. The Registrant has paid $2,850,000 to December 31, 1995 and the balance of $6,750,000 is included in accounts payable at December 31, 1995. The Registrant also accrued payable $1,500,000 under a licence agreement with Work Recovery, Inc.

         income taxes payable were $166,095 compared to $220,128 the year before. The decrease resulting from a payment on account.

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


Results of Operations

Six month period ended December 31, 1995 compared to the year ended June 30, 1995.

The Registrant's loss for the six month period ended December 31, 1995 was $1,532,539 compared to a loss of $16,887,396 for the year ended June 30, 1995.

Administrative expenses for the six month period ended December 31, 1995 were $1,029,402 compared to $11,693,390 for the year ended June 30, 1995, such difference due to the Registrant's recording of the consulting fees during the year ended June 30, 1995 of $9,600,000. Other expenses of $424,338 compared to $419,866 for the year ended June 30, 1995 were higher relative to the year ended June 30, 1995, such increase due to the overhead costs for its offices in Carlsbad and Santa Ana California, where the Registrant is developing its prototype cargo bed and tail gate systems. Professional fees of $323,897 compared to $281,384 were up relative to the differing periods being reported on. The increase was due mainly to the legal defense of certain law suites more particularly described elsewhere in this document. Promotion expenses were down to $10,187 from $182,500. This reduction is due to the emphasis by the Registrant during the period to complete its prototype product. Travel and entertainment of $76,616 were down from $318,897 as the requirement to travel was reduced.

The Registrant's expenses include exploration and development expenditures of $26,783 compared to $78,264 for the year ended June 30, 1995, such reduction due to the shorter period of activity and the concentration of resources to other areas of interest. These expenditures represents the Registrant's 85% share of exploration and development and administrative expenditures incurred by the joint venture.

September __, 1996


Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.
20549

                  Re: Wincanton Corporation - File No. 0-23712

Ladies and Gentlemen:

                  Please find enclosed herewith eight (8) copies of the Form 10-Q for the quarter ended December 31, 1995.

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