Form 10-K
period 1995-06-30
WINCANTON CORP
filed 1996-10-15
CIK 847917

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 1995

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                   Name of each Exchange on
         Title of Each Class                          which Registered

                  Common                                      None

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                      NONE

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No .

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [x]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1995 was approximately $37,000,000.

                  The number of shares of Registrant's common Stock outstanding on June 30, 1995 was 9,287,752.

ITEM 1 - BUSINESS

Wincanton Corporation ("Registrant" or "Company") was organized in October, 1987 as a Washington corporation. The Company was inactive until June, 1993 when it began to evaluate the acquisition of business opportunities. During its fiscal year ending June 30, 1995, the Company continued to develop its business interests and is now engaged in the following business segments:

1.   production of specialty vehicles;

2.   exploration and development of natural resource properties;

3.   establishment of rehabilitation facilities;

4.   tree farming; and

5.   Australian commercial real estate options.

SPECIALTY VEHICLES

On April 19, 1994, the Registrant entered into an agreement with McGee Settlement Trust for the assignment to it of design and patent rights to certain truck/trailer devices for the raising and lowering of a truck/trailer cargo bed.

During the year ended June 30, 1995, the Registrant assigned the agreement noted above to its newly formed subsidiary company, Tradesman Industries, Inc.("Tradesman"), a Delaware corporation. Under the April 19, 1994 agreement, $422,833 were transferred to McGee Settlement Trust and the concept vehicles were delivered to Tradesman. Tradesman has been actively evaluating the Concept Vehicles. In April 1995, Tradesman's management decided to redesign the cargo bed and rear end suspension system since it was determined that the Concept Vehicles delivered under the McGee Settlement Trust Agreement were not suited to the U.S. market. Tradesman anticipates that its minivan production prototype vehicle will be completed by the first quarter of 1996.

Basic minivans will be purchased from major automotive corporations in quantity and delivered to one or more large specialty automotive manufacturing companies where they will be modified with the Tradesman easy-loading technology. Finished units will be transported to retail automobile and truck dealers for customer sales.

Production and assembly of the Tradesman vehicles will be outsourced to third parties. Tradesman has commenced discussions with potential production candidates. Components and parts will be serviced in accordance with the manufacturer's standards for after-market service.

Tradesman plans to market its vehicles through (1) established retail automobile and truck dealerships (generally Chrysler) and (2) national accounts.

The Registrant engaged the services of Work Recovery, Inc. through a one year consulting agreement dated July 31, 1994. The services provided relate to marketing activities including holding focus groups with potential users of the Tradesman products; utilizing WRI's existing network of sales representatives to conduct local market research; and to provide graphic, video and printed media consultation on the development of marketing materials. In addition WRI advised Tradesman on the development of additional products; is to provide introductions to existing and future WRI license holders and to assist in the development of international distribution licenses for its products.

Tradesman sold its first Master Distribution License to Work Recovery, Inc. ("WRI") in December 1994. The License is for the designated territory described as the United States, to sell all Tradesman products. The term of the License is fifteen years with two extensions for five years each. Consideration for the License was $6,000,000. The agreement is subject to certain performance criterion by both parties, and for an initial purchase commitment deposit from WRI of $1,500,000. By a second agreement, WRI subscribed for a 10% interest in Tradesman for consideration of $2,500,000. Tradesman has been paid in full for the License, the purchase commitment and the 10% equity interest through the issue by WRI of 4,651,163 of it's common shares.

Subsequent to June 30, 1995 WRI was placed into receivership and may claim

The specialty vehicle industry is highly competitive and fragmented. There is no single company that provides competition in all product lines. The Company is unaware of any lightweight truck on the market that can lower its entire cargo bed to the ground in a substantially horizontal position.

NATURAL RESOURCE PROPERTIES

In July, 1993, the Registrant, through its wholly owned subsidiary, Queensland Industries, Inc. ("Queensland") entered into a Joint Venture Agreement with North Queensland Mining Pty Ltd. ("NQM") pursuant to which the parties would develop three mining tenements in North Queensland, Australia. NQM is a corporation owned by the father and brother of the Registrant's President. A description of the interests is described below. The mining tenements leased by the Registrant are for perpetual terms and provide for payment of annual maintenance fees of $3,000.

Flatrock Sandstone Deposit

The Company's sandstone project consists of an approximately one-half square mile property held under a mining lease.

Geology and Mineralization

The Flatrock Sandstone Deposit is located 125 miles south-east of Charters Towers which is connected by highway and rail to the city of Townsville (population 150,000) in North Queensland. The thickness of the sandstone beds range from 20 to 30 centimeters. Initial quarrying activities will exploit the deposit to a depth of between 1 and 1.5 meters. Recoverable reserves are estimated at approximately 4 million square meters.

Production

Limited quarrying has begun in the sandstone deposit. Excavation up to depths of six feet have been made, as well as grading, mapping and test quarrying. At the present time, 1,500 square meters of sandstone has been extracted from the sandstone deposit. The Company was paid $12 per square meter for the sandstone and is soliciting additional parties to extract sandstone.

Approximately 300 square meters of sandstone has been used for testing and suitability analysis. Results show excellent weathering, wear and chemical resistance. The 1,500 square meters of sandstone previously extracted has been placed in various locations where it is being studied for resistance to cracking and natural deterioration. These tests are ongoing and results are not yet available.

Due to the location of the deposit near the surface, recovery will not involve the use of heavy quarrying equipment. Further the Registrant plans to sell the product in its raw state. The Registrant proposes to contract with third parties for recovery and transport operations. Accordingly, the Registrant will not make provision for capital expenditures to quarry the deposit. An independent consultant has placed a net present value (gross value discounted at 12.5% per year over the estimated 20 year life, minus start up and extraction costs) at $7.4 million.

Market

The use of sandstone building material has experienced a resurgence since the early 1980's. Usage in Australia is small by world standard. Total world production of dimensional stone is US$16 - 18 billion annually. Australia produces 1.5% of world production. The value of stone currently used in Australia is A$200,000,000 per annum of which approximately 42% is imported. Inquiries have been received from a local landscaping agent and contractors with a view to stocking a certain grade of material for resale and to mine the sandstone for use in future construction.

Uses of sandstone include exterior application for high quality surface finishing, bricks and tiles, internal walls, floors, counter tops and furniture.

Tin and Base Metals

The Company's tin and base metals project area has been progressively reduced to 7 square miles, as required by the Department of Minerals and Energy. The area retained covers the target area for silver, lead, zinc, copper and tin. The project is located 100 kilometers north west of Townsville, North Queensland in the southern part of what is called the Kangaroo Hills Mineral Field. This project is held under a mining lease and exploration permit.

Geology and Mineralization

An independent consultant has prepared a report including estimated reserves for the project dated March 18, 1993 and the following has been extracted from the report. Four mining areas comprise the project.

     1. Macauley Creek - Surface exploration has produced assays of 8 oz. per tone silver, 5% lead, .5% zinc and 2.7% copper. Four mines constitute this area. Production up to 1906 totalled 1075 tons. Evidence indicated production occurred after 1906 but no definite records are available. During the year ended June 30, 1995, the Company conducted preliminary exploration drilling to 100 meters in depth at locations dictated by the historic workings and of possible extensions of mineralization. A number of offset mineralizations have been intersected with the drilling program. The results of this drilling program are now under review and interpretation and a report is expected in early 1996.

     2. Mount Kidson, Dawn of Hope - The Mt. Kidson mine produced 591 tons of tin ore between 1906 and 1913. The Dawn of Hope mine last produced tin in 1917. The hard rock area of the Mount Kidson has had preliminary exploration drilling to 100 meters depth in proximity to the historic workings. The results of this exploration will be available in early 1996.

     3. The Ditch - No production statistics are available for this mining area.

     4. Spiniflex Creek - No production statistics are available for this mining area.

Production

While these properties have been mined in the past and there is evidence of the mineral described in the evaluation report, ongoing exploration is required to determine the proven reserves.

Exploration of the Tin and Base Metal mines will require an expenditure of $500,000 through 1995 and if results warrant additional exploration, $1,000,000 through 1996. The Company has expended approximately $240,000 to date in this evaluation. A new mine plan would only be formulated if data received from ongoing exploration merits same. The Registrant does not have the resources to recommission the mine. If the Registrant can prove by survey that the development of its mining interest is commercially feasible, the Registrant intends to joint venture the development with a company with larger financial resources providing the monies for development. It is not anticipated that the Registrant will be called upon to provide financing to recommission the mine.

Grey Granite Deposit

This deposit is located 50 miles northwest of Townsville, North Queensland, Australia and is held under a lease tenement and covers 74 acres. The deposit is located less than a half mile from a paved road and 50 miles from the cutting and polishing plant operated by Australian Granite Corporation, with whom the Company continues to negotiate a supply agreement.

Geology and Mineralization

An independent consultant prepared a review of the commercial potential for the exploitation of the Grey Granite Deposit dated September 29, 1993 and the following has been extracted from that report:

Production

The deposit is estimated to contain 2 million cubic meters of product and is approximately 400 meters by 800 meters in size. On site operations and transportation are intended to be performed by third party contractors. No granite has been extracted from the Company's Grey Granite Deposit and as the granite is located relatively close to the surface, large expenditures for capital equipment will not be necessary. The Company has received quotations from Interlink Services and Davis Brothers for transportation and storing. The Company has not entered into any transportation and storage contracts to date. Park Lane has placed a net present proved value of $7.8 million on this deposit.

Test mining of this area commenced in January 1995. Approximately 57 tones was extracted and samples transported to the Australian Granite processing plant located in Townsville. The sample material was slabbed, sliced and polished, and is now being tested for weathering, staining and scratch resistance.

Market

As with sandstone, the use of granite as a building material in Australia has undergone a revival since the early 1980's. Usage in Australia is small by world standards. Total world production of dimensional stone is US$16 - 18 billion annually. Australia produces 1.5% of world production. The value of stone currently used in Australia is A$200,000,000 per annum of which approximately 42% is imported.

The characteristics of the deposit permit the granite to be sawn into thin sheets giving the impression of solid blocks for a classically styled exterior facade. Uses also include internal walls, floors, counter tops and furniture.

Australian Granite is currently upgrading their facilities to cut tiles. The Company's grey granite is particularly well suited for this purpose.

There are no other known local suppliers of grey granite to the Australian Granite plant.

Other features of the Business

To minimize capital expenditures and personnel requirements, on-site mining, extraction and transportation of product is intended to be under fixed contracts with third parties.

Competitive Conditions

The Registrant has many competitors in the mining and/or quarrying of sandstone, tin and base metals and granite respectively, none of which are dominant. In each of its markets, the Company encounters larger, more experienced companies with greater resources. The sandstone and granite deposits are located close to ground surface. The Company's mineral activities involve the mining of commodity type products which is not easily differentiated from that of its competitors. The Company believes that the quality of its product is at least equal to or better than its competitors.

Environmental Regulation

Environmental laws and regulations of the jurisdictions in which the Registrant carries on business have some impact on the exploration for and development of the Registrant's mineral reserves. To date, the Registrant has not been required to spend any substantial sums to comply with environmental laws and regulations. However, the Registrant may be required in the future to comply with environmental laws and regulations. The additional changes in operating procedures and expenditures required to comply with future laws dealing with the protection of the environment cannot be predicted.

REHABILITATION FACILITIES

On April 15, 1994, Queensland entered into a license agreement with Work Recovery, Inc. ("WRI"). Pursuant to the agreement, Queensland was granted a master license in Canada for ERGOS. ERGOS is a trademark name for proprietary equipment that serves as a work simulator for functional capacity testing in situations of work loss due to injury.

ERGOS is a computer based work simulator initially designed to assist rehabilitation facilities, physician groups, hospitals and medical clinics in performing physical function evaluations in measuring the progress of work therapy programs. The simulator provides both functional capacity testing and work conditioning.

Under its license agreement, Queensland has the right to open rehabilitation clinics using the ERGOS equipment in Canada. These clinics are intendes to provide physical and vocational aptitude assessment services and rehabilitation therapy to physician groups, employers, hospitals and medical clinics and also offer physical assessments for the purpose of complying with the American Disabilities Act.

The license is for an initial term of 5 years with renewal based upon primarily opening of 15 centers during the term of the license agreement.

The terms of the license agreement provides for payment of $2,500,000 as follows: $1,000,000 upon signing of the agreement (WRI agreed to accept 200,000 shares of the Registrant's common stock in lieu of $1,000,000) and is in the process of renegotiating the balance of payments due.

Subsequent to June 30, 1995 WRI has been placed in to receivership and the Company does not expect to pay the balance of the License fee noted above.

TREE FARMING

On April 15, 1994, Wincanton (Aust) Pty. Ltd. ("Australia"), a wholly owned subsidiary of the Registrant, entered into an agreement with Forestry International Pty. Ltd. ("Forestry") to acquire a tree plantation in the country of Australia. The purchase price was $740,200 with $222,060 payable on signing of the agreement. During the year ended June 30, 1995, the Registrant renegotiated the terms of the remaining amount payable. Under the revised agreement, amended on May 18, 1995, the balance due was increased from $700,000 AUD to $900,000 AUD. The revised balance due is to be repaid at $62,500 AUD per month for 12 months with the balance of $150,000 AUD due in the thirteenth month. No interest is payable under the agreement unless in default.

The President of the Registrant owns 19.48% interest in Forestry International Inc., parent company to Forestry International Pty. Ltd.

Also on April 15, 1994, Australia entered into an agreement with Saddle Mountain Timber Corporation whereby it sold the tree inventory for $1,480,400, $222,060 payable on signing of the agreement. Under the agreement, the Registrant is responsible to grow the tree inventory until harvestable or 20 years. During the year ended June 30, 1995, Australia negotiated the settlement of the balance of funds due under the agreement by accepting 2,428,571 common shares of the purchaser.

The Registrant's tree farm is located in the County of Rous, Australia and encompasses approximately 245 acres. The farm seeks to grow fast growing hardwood trees propagated by tissue culture resulting in disease free, consistently growing trees.

The risk of forest fire exists with any timberland. The Company will rely on fire prevention programs for fire fighting services. Fire insurance for standing timber is rarely purchased in Australia for it and would be prohibitively expensive. Consistent with historical practice, the Company does not purchase such insurance coverage.

The Company has engaged the services of an expert botanist with extensive experience working in the hardwood industry and with particular knowledge of the Paulownia trees being grow by the Company.

In the operation and management of its tree farm, the Company is subject to various laws regulating land use. Management believes it is in substantial compliance with such laws and regulations. Management anticipates that increasingly strict laws and regulations relating to the environment, natural resources, forestry operations, and health and safety matters, as well as increased social concern over environmental issues, may result in additional restrictions on the operations of the tree farm. This will in turn result in increased costs, additional capital expenditures and reduced operating flexibility. Although the Company does not consider laws and regulation to be materially burdensome, there can be no assurance that future legislative, governmental or judicial decisions will not adversely affect the Company's operations.

The Registrant has retained the services of Work Recovery, Inc. through a one year consulting agreement dated July 1, 1994, whereby WRI will assist the Company through the introduction of influential people in each of the countries where WRI currently holds master license programs for distribution of its products and services. WRI will also provide introductions to governmental agencies within these countries and will direct the Registrant to individuals who have as their primary responsibility decisions related to environmental reforestation and reclamation of land during mining operations. Subsequent to June 30, 1995 WRI has been placed in receivership and will be unable to fulfill its commitment to the Registrant under the Consulting Agreement.

COMMERCIAL REAL ESTATE OPTION, AUSTRALIA

On March 2, 1995, the Company, through its wholly owned subsidiaries Wincanton Properties Pty. Ltd. and Wincanton Holdings Pty. Ltd. entered into five separate option agreements. The option agreements give the holder the right to purchase five commercial real estate properties in Australia. The option is exercisable for a period of one year and expires on March 2, 1996. Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares at a deemed value of $4,118,751 and the issuance of five classes of preferred shares, which have been assigned a nominal value of $5 in total.

Under the option agreements, the property owners were issued series A, B, C, D and E preferred shares which shares are held by an escrow agent. The preferred shares are convertible into common shares, on a share for share basis, at the discretion of the property owners. If converted the property owners may instruct the escrow agent to sell the common shares for cash. When the cash raised by selling the common shares is sufficient to pay the option purchase price and the Company exercises the option to purchase, the cash shall be transferred to the owners and the title to the property shall be transferred to the Company. In the event that the cash raised is sufficient to pay the option purchase price and the Company does not exercise the option, the property holders have the right under a put arrangement to cause the optioned properties to be sold.

Subsequent to June 30, 1995, the property purchase options have expired unexercised.

Patents, Trademarks, Licenses, Franchises and Commission

The Company's legal counsel has conducted a patentability search of the new Tradesman rear end suspension technology. Based on that search, counsel believes that claims affording patent protection of meaningful scope for the Tradesman invention can be obtained by the Company.

Seasonal Business

The Registrant's businesses are generally not seasonal. However, while the Registrant's tree farm is a year round activity, harvesting schedules are based on species, soil classification, timber inventory and size, age and classification of timber.

Practices Relating to Working Capital Items

The Registrant manufactures little of its products for its own inventory. The Registrant purchases materials from third parties and assembles goods upon receipt of orders.

Customers

During the 1995 fiscal year, the Registrant recorded no sales.

Backlog Order

The Registrant has no backlog orders.

Governmental Contracts

The Company has no government contracts.

Research and Development Activities

During the year ended June 30, 1995, the Company incurred expenses of approximately $3,900,000 for Company sponsored research, automotive design/engineering, development of 10 prototype vehicles and market research activities. In addition the Company retained the services of Work Recovery, Inc. under a one year Consulting Agreement dated July 1, 1994, to assist in, inter alia, product development and market research.

Employees

At June 30, 1995, the company had three full time employees.

ITEM 2. - DESCRIPTION OF PROPERTY

Since June 1993, the Company has maintained its executive office in the office of one of its directors pursuant to an oral month-to-month lease calling for the payment of no rent.

Tradesman leases 21,000 square feet for their headquarters building in an automotive park in Carlsbad, California. The lease is for a period of five years and expires on December 31, 1999 at a rent of $25,110 per month.

As part of its design and engineering program to develop vehicle cargo lifting technology, Tradesman leases 3,306 square feet in an industrial park in Santa Ana, California. The lease is for one year and expires on April 30, 1996 at a rent of $1,620 per month. Subsequent to June 30, 1995 the Company has negotiated a termination of the leases herein described.

ITEM 3. - LEGAL PROCEEDINGS

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters requiring disclosure.

                                     PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol WNCC.


     The high and low bid price for the shares of the Company's common stock since trading commenced on August 23, 1993 is as follows:

     PERIOD                                          HIGH BID          LOW BID

     Quarter ended June 30, 1995                     11.75              9.75
     Quarter ended March 31, 1995                    10.25              8.00
     Quarter ended December 31, 1994        8.25               6.00
     Quarter ended September 30, 1994                 --                 --
     Quarter ended June 30, 1994                      --                 --
     Quarter ended March 31, 1994                     --                 --
     Quarter ended December 31, 1993        5.00               3.00
     August 23 - September 30, 1994         5.00               1.50

     The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) As at September 30, 1995 there were approximately 780 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.

ITEM 6.- SELECTED FINANCIAL DATA

The selected financial data presented below was derived from the financial statements of the Company which have been audited by Davidson & Company, independent chartered accountants, as to June 30, 1995 and by KPMG Peat Marwick
Thorne as to June 30, 1994 and December 31, 1993. The years 1989 through 1992 were audited by another firm of independent auditors. The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management Discussion and Analysis of Financial Condition and Results of
Operations".




                                     As at and for the
                                     Years ended December 31,
                                                                       As at and for    As at and for             Inception

                                                                    the period ending   the year ended on          10/05/87 to

                        1989     1990    1991     1992     1993     June 30, 1994       June 30, 1995              06/30/95



Net Sales                Nil     Nil      Nil      Nil      Nil         Nil              Nil                       Nil


Income (loss)
from continuing         ($8,596)($1,411) ($12,875)($2,408) ($234,846)  ($424,715)    ($14,919,740)             ($15,,611,394)
operations
Income (loss) from
continuing               ($0.01)  Nil      ($0.01)  Nil       ($0.06)     ($0.06)          ($1.59)                N/A
operations per share

Total Assets             $3,701  $2,290      $164     $277  $386,977  $2,506,062       $9,738,947                 N/A


Long term obligations       Nil     Nil      Nil      Nil       Nil     $181,300         Nil                      N/A

Dividends declared          Nil     Nil      Nil      Nil      Nil          Nil          Nil                      Nil



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS


The above selected financial information and the following discussions should be read in conjunction with the Registrant's consolidated financial statements for the year ended June 30, 1995, six months ended June 30, 1994, year ended December 31, 1993 and 1992 and from inception on October 5, 1987 to June 30, 1995 included elsewhere in this form.

Since its incorporation on October 5, 1987, the Registrant has investigated and evaluated various assets, properties and business opportunities for acquisition. Prior to 1993, the Registrant had been unsuccessful in this regard. During 1993, the Registrant entered into a joint venture agreement with a related company to acquire an 85% interest in certain resource properties under development located near Charters Tower, North Queensland, Australia in exchange for 800,000 common shares of the Registrant and cash of approximately $240,000. Exploration of this property continued during 1995.

On March 30, 1994, the Corporation and Queensland entered into a license agreement with Granite Marketing Corp. Under the agreement, Queensland was granted a license of certain patents to manufacture, promote, market, sell and distribute industrial electrical products. The license was terminated in 1995.

On April 15, 1994, Queensland entered into a license agreement with Work Recovery, Inc. Under the agreement, Queensland was granted a master license for Canada, for the use of ERGOS. ERGOS is a trademark name for proprietary equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. No sales have been made during the year ended June 30, 1995.

On April 15, 1994, Australia entered into an agreement to acquire a tree plantation located in the country of Australia. The $1,000,000 AUD ($740,000 US) purchase price was allocated to land as to $331,000 and plantation assets as to $409,000. A portion of the plantation assets were subsequently sold for $2,000,000 AUD to a third party. Revenue from the sale has been deferred until the purchaser harvests the trees.

On April 19, 1994, the Corporation entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain trolley/tow devices. The Corporation has cash advances made to June 30, 1995 of $423,000 to the development of these concept vehicles (see Item 1, Specialty Vehicles).

On March 2, 1995, the Company, through its wholly owned subsidiaries Wincanton Properties Pty. Ltd. and Wincanton Holdings Pty. Ltd. entered into five separate option agreements. The option agreements give the holder the right to purchase five commercial real estate properties in Australia. The option is exercisable for a period of one year and expires on March 2, 1996. Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares at a value of $2,540,887 and the issuance of five classes of preferred shares, which have been assigned a nominal value of $5 in total.

Under the option agreements, the property owners were issued series A, B, C, D and E preferred shares which shares are held by an escrow agent. The preferred shares are convertible into common shares, on a share for share basis, at the discretion of the property owners. If converted the property owners may instruct the escrow agent to sell the common shares for cash. When the cash raised by selling the common shares is sufficient to pay the option purchase price and the Company exercises the option to purchase, the cash shall be transferred to the owners and the title to the property shall be transferred to the Company. In the event that the cash raised is sufficient to pay the option purchase price and the Company does not exercise the option, the property holders have the right under a put arrangement to cause the optioned properties to be sold.

On June 27, 1994 the Company formed a subsidiary company, Tradesman Industries, Inc. ("Tradesman"). The McGee Settlement Trust agreement was assigned to Tradesman. In April 1995, Tradesman's management decided to design a new body frame, rear suspension system and cargo bed. A 1996 production prototype vehicle is currently being produced and is a radical departure from the technology transferred under the McGee Settlement Trust Agreement. Tradesman is pursuing patent protection domestically and internationally for the new easy-loading technology currently being developed.


On December 5, 1994, Tradesman entered into two agreements with WRI.

The first agreement provides for WRI acquiring a 10% equity interest in Tradesman in exchange for $2,500,000.

The second agreement provides for the sale to WRI of a master distribution license for the United States to sell all Tradesman products, for a period of 15 years. Consideration for the master distribution license was $6,000,000. The agreement also called for an initial purchase commitment deposit from WRI of $1,500,000.

All of the amounts have been paid by way of WRI delivering 4,651,163 shares of it's common stock to Tradesman. The Company has sold all but 401,163 of the shares received from Work Recovery, Inc.

The Registrant has concentrated its efforts during the year ended June 30, 1995 to Tradesman's prototype vehicle development and to the sale of its first master distribution license.

Year ended June 30, 1995 compared to the six months ended June 30, 1994

Liquidity and capital resources

At June 30, 1995, the Registrant has $5,576,804 of current assets and $9,897,528 in current liabilities compared to $554,887 of current assets and $626,681 of current liabilities as at June 30, 1994. This decrease in working capital is the result of several factors:

- accounts payable includes $6,951,499 due to Work Recovery, Inc. being the balance due under the one year consulting agreement entered into on July 1, 1994.

- income taxes payable in the amount of $2,076,095 resulting from the sale of the Master Distribution License to Work Recovery, Inc.

- mortgage payable which results from the renegotiation of amounts due under the April 15, 1994 agreement with Forestry International, Inc. to include interest in the amount of $160,510.

These decreases to working capital are offset by the following:

- the sale of the master distribution license to WRI wherein $3,129,000 was receivable at June 30, 1995.

-    the private placement of 100,000 shares for cash proceeds of $1,000,000.

It is anticipated that the Registrant will require further working capital to fund its current operations. It is expected that such funds will be obtained by the sale of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of operations

The Registrant's loss for the year ended June 30, 1995 was $14,919,740 compared to $424,715 for the six months ended June 30, 1994. The increase in the loss amount is a result of several factors.

Administrative expenses for the year ended June 30, 1995 were $11,649,828 compared to $208,401 for the six months ended June 30, 1994. Consulting fees incurred during the year increased to $9,895,005 compared to $55,021 for the six month period ended June 30, 1994. The Registrant incurred $9,600,000 in the consulting fees under a one year consulting agreement with Work Recovery, Inc. dated July 1, 1994, of which $2,653,501 were paid to Work Recovery, Inc. for the following:

- introductions to influential people and decision makers involved in health care and rehabilitation industries.

- conducted transportation surveys, customer expectation interviews, focus group surveys and feasibility studies for persons with disabilities, with a view to deriving demand for Tradesman products.

- provided introductions to Federal and State agencies representing persons with disabilities and Workers' Compensation claims.

- provided counsel to Tradesman with regard to the American's with Disabilities Act.

- Consulted on Tradesman behalf with Workers Compensation seeking endorsements for Tradesman's products.

- inquiry as to how to get customers through the Workers Compensation and American Disabilities Act representatives.

- promotional activity making the various Federal, State and the public aware of the vehicles.

- assisted Tradesman at national health care trade shows and expos for the physically challenged.

- Conducted health care sales and service training programs for Tradesman employees and representatives.

- assisted Tradesman with producing brochures, slide presentations and videos directed toward the physically challenged and health care market.

- to provide introductions to WRI's existing and future license holders and general assistant in the development of international distribution license agreements for its products.

Financing costs are $139,612 compared to nil for the six months ended June 30, 1994, such increase due mainly to interest on the mortgage payable to Forestry International, Inc. for the tree plantation acquired on April 15, 1994.

Other expenses increased to $419,866 compared to $26,188 for the prior period. This increase is results from the increased activity with Tradesman in the development of their prototypes and technology.

Professional fees for the year ended June 30, 1995 were $281,384 compared to $70,718 for the previous period. This increase is due largely to the legal defense of the law suit brought against Tradesman (see Item 3. - Legal Proceedings) and to the cost of completing the Australian real estate option agreements.

Promotion expense was $182,500 compared to nil. Tradesman was active during the year promoting its prototypes and technology, producing printed and video material.

Travel and entertainment  expense increase to $318,897 compared to $42,227. This
increase  resulted  from  travel  by  the  Registrant's   employees  for  legal,
technical, and capital raising activities.

During the year ended June 30, 1995 the Registrant sold a 10% interest in its subsidiary, Tradesman. This transaction resulted in a gain of $1,682,774. In addition 10% of Tradesman's loss $186,976 was allocated to the minority interest holder.

Income tax expense increased to $1,866,437 from $205,234. The income tax liability results from the sale to Work Recovery, Inc. of the Master Distribution License.

The Registrant also recorded an unrealized loss on available for sale securities in the amount of $665,474. This amount represents the decline in value of common shares held in Saddle Mountain Timber Corporation.

Lastly the Registrant expensed to research and development $422,833, being amounts paid under the McGee Settlement Trust agreement dated April 19, 1994.

Six months ended June 30, 1994 compared to year ended December 31, 1993

Liquidity and capital resources

At June 30, 1994, the Registrant had $554,887 of current assets and $626,681 of current liabilities compared to $385,100 of current assets and $12,613 of current liabilities as at December 31, 1993. This decrease in working capital is the result of several factors.

- the redemption of the subsidiary company share held by the non-controlling interest for CDN $250,000;

- advances of $50,780 relating to the prototypes described above, under "Item 1., Specialty Vehicles".

- current portion of long-term debt on the purchase of land and plantation assets of $346,690; and

- income tax payable in Australia on the sale of the plantation assets of $205,235.

These decreases were offset by the sale of capital stock and advances on share subscriptions received of $117,000.

Six month period ended June 30, 1994 compared to 1993

Results of Operations

The Registrant's loss for the six month period ended June 30, 1994 was $424,715 compared to a loss of $234,846 for the year ended December 31, 1993. The increase in loss is due to the provision for income taxes of $205,235 which resulted from the sale of the plantation assets in Australia for proceeds of $2,000,000 AUD ($1,480,000 US). The gain on the disposal of plantation assets has been deferred for accounting purposes until such time as the trees are harvested.

Administrative expenses for the six month period ended June 30, 1994 were $208,401 compared to $193,603 for the year ended December 31, 1993. The financing costs were nil compared to $18,749 for the year ended December 31, 1993. Professional fees were $70,718 compared to $30,809 for the prior year resulting from the legal cost of drafting of various license agreements. Travel and entertainment of $42,227 were down form $63,678 for the prior year as the Registrant incurred substantial travel costs in acquiring its investments in 1993.

The Registrant's expenses included exploration and development expenditures of $20,168 compared to $57,656 for the year ended December 31, 1993, which represents the Registrant's 85% share of exploration and development expenditures incurred by the joint venture. The expenses also include the Registrant's 85% share in administrative expenses relating to the joint venture amounting to $14,247, compared to $33,277 for the year ended December 31, 1993 reflecting the shorter period of activity.

The Registrant also had other costs of $26,188 compared to $42,090 for the prior year which relate to office and administration expenses. These costs are less in the current period due the shorter period of activity.

The Registrant spent $55,021 on consulting services which were for project evaluation in Australia for the plantation and $30,000 for management services in the US.

During the six months ended June 30, 1994, the Registrant's subsidiary, Queensland, redeemed the 10% minority interest for cash consideration of $250,000 CDN. The excess of the redemption price over the stated capital is reflected as a charge against retained earnings in the amount of $183,292 US.

1993 compared to 1992

The Registrant's loss for the year ended December 31, 1993 was $234,846 compared to $2,408 for the previous year. This reflected the Registrant's operating activities for 1993 compared to the relative inactive status for the year ended December 31, 1992 and prior years.

The Registrant's loss for 1993 included $57,656 of exploration and development expenditures, $44,826 of which was the Registrant's 85% share of exploration and development expenditures incurred by the joint venture with North Queensland Mining Pty. Ltd. on their Australian mineral resource properties. The remaining $12,830 of exploration and development expenditures was incurred directly by the Registrant. The 1993 loss also included the Registrant's 85% share of administrative expenses related to operating the joint venture, amounting to $33,277.

The Registrant also incurred $18,749 of financing costs, $30,809 of professional fees and $63,678 of travel and promotion, primarily related to the evaluation of various assets, properties and business opportunities for possible acquisition and anticipation of the registration of the Registrant's capital stock with the Securities Exchange Commission.

In addition, the Registrant had other expenses of $42,090 relating to office and other administration costs, foreign exchange losses, and dilution losses relating to the Registrant's advances to the joint venture.

The years loss was reduced by $16,413, representing the 10% minority interest share of the losses of Queensland.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is included below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of all current directors, executive offices and significant employee of the Company, and of its significant subsidiaries, as well as their ages and specific positions as of the date of this report:

Name and residential address        Position         Age

Walter Doyle                        Chairman of      40
38 Orchid Avenue                    the Board and
Surfers Paradise                    President
Queensland, Australia

Henri Hornby                        Secretary         39
3653 Hemlock Court                  and Director
Reno, Nevada, 89509

Carl Kosnar                         President         57
5365 Car Country Drive        Tradesman Industries, Inc.
Carlsbad, California, 92008

Directors and Executive Profiles

Walter Doyle was first elected to the Board of Directors in October, 1987. In 1992, he also founded Forestry International, Inc., a company which seeks to restore deforested lands. Since January 1990, he has been a private investor and syndicator. During the period from May, 1987 to February 1989, he organized Century Investors Inc. and Ventech, Inc., both venture capital companies.

Henri Hornby was first elected to the Board of Directors in June, 1993. From November, 1989 to present, he was engaged in asset management.

Carl Kosnar was first elected to the Board of Directors of Tradesman Industries, Inc. in June 1994, and became President and Chief Executive Officer in July 1994. From May 1993 to July 1994, he was Senior Vice President of corporate development for Postal Annex +, Inc. From February 1992 to April 1993, he was Senior Investment Executive with Paine Webber, Inc. involved in investment banking. From October 1990 to January 1992, Mr. Kosnar was Chief Operating Officer of Rx Medical Services, Inc. a public company reporting under Section 12(g).

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended June 30, 1995, no director or executive officer or key employee received aggregate direct remuneration in excess of $100,000. All officers, directors and principal shareholders as a group received aggregate direct remuneration of $112,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1995, the Common Stock ownership of each person known by the Company to be the beneficial owner of 5% or more to the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock owned.

Name and Address  Number of Shares Owned    Percentage of Class

Walter Doyle               2,068,000             22.3%
38 Orchid Avenue
Surfers Paradise
Queensland, Australia

Henri Hornby               1,000,000             10.8%
3653 Hemlock Court
Reno, Nevada, 89509

McGee Settlement           1,000,000             10.8%
Trust
Level 1, 4753 Kinghorn st
Nowra, NSW, 2541
Australia

Mendips Management         1,000,000             10.8%
Ltd.
3653 Hemlock Court
Reno, Nevada, 89509


All directors and          3,068,000             33.1%
Officers as a group
(2 persons)

ITEM 13      CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The President of the Registrant owns 19.48% interest in Forestry International Inc., parent company to Forestry International Pty. Ltd.
                                     PART IV


ITEM 14      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this report:

(1)  Financial Statements.  See "Index to Financial Statements" on Page 29.

(2)  Financial Statements Schedules.  Not Applicable.

(3)  Exhibits:

3(i) Articles of Incorporation dated October 5, 1987. (1)

3(i)(a)  Articles of Amendment dated December 1, 1987. (1)

3(i)(b)  Articles of Amendment dated August 11, 1993. (1)

3(ii)    By-Laws. (1)

10(a)    Share  Purchase   Agreement  dated  July  12,  1993  between
          Wincanton   Corporation  and  Queensland Industries, Inc. (1)

10(b)    Amendment to Share Purchase Agreement dated July 31, 1993. (1)

10(c)   Joint Venture  Agreement dated July 12, 1993 between North  Queensland
          Mining Pty Ltd. and Queensland Industries, Inc. (1)

10(d)   Amendment to Joint Venture Agreement dated July 31, 1993. (1)

10(e)   Independent Consultant's Report relating to Flatrock Sandstone
          Deposit. (2)

10(f)   Independent Consultant's Report relating to Grey Granite Deposit. (2)
10(g)   Independent Consultant's Report relating to Tin and Base Metal Mines.(2)

10(h)   License  Agreement  made the  30th day of  March,  1994  among  Granite
          Marketing  Corp.,  Queensland Industries, Inc. and the Registrant. (3)

10(i)   License Agreement entered into April 19, 1994 between the Registrant and
          Work Recovery, Inc. (4)

10(j)   Agreement made as of April 19, 1994 between the Registrant and McGee
          Settlement Trust. (5)

10(k)   Agreement  entered  into as of April  15,  1994  between  Wincanton
          (Aust)  Pty.  Ltd.  and  Forestry International Pty. Ltd. (6)

10(l)   Agreement  made as of April 19,  1994  between the  Wincanton  (Aust)
          Pty.  Ltd.  and Saddle  Mountain Timber Corporation. (7)

10(m)   Consulting agreement dated July 1, 1994, between the Registrant and Work
          Recovery, Inc.

10(n)   Release from Granite  Marketing  Corp.  terminating  license  agreement made March 30, 1994 (see item 10(b) above).

10(o)   Amendment  dated May 18, 1995 to agreement  dated April 15, 1994 between
          Wincanton  (Aust) Pty.  Ltd. and Forestry International Pty. Ltd.
          (see item 10(k) above).

10(p)   Agreement dated December 6, 1994 between Tradesman Industries, Inc. and
          Work Recovery, Inc.

10(q)   Deed/Agreement  dated March 2, 1995 among 121 Tamar Street Pty. Ltd.,
          Wincanton Properties Pty. Ltd. ("Properties"), Wincanton Holdings Pty. Ltd. ("Holdings") and Steven A. Sanders ("Sanders").

10(r)   Deed/Agreement dated March 2, 1995 among Conway Court Pty. Ltd.,
          Properties, Holdings and Sanders.

10(s)   Deed/Agreement dated March 2, 1995 among Conway Plaza Pty. Ltd.,
          Properties, Holdings and Sanders.

10(t)   Deed/Agreement dated March 2, 1995 among Best Place Pty. Ltd.,
          Properties, Holdings and Sanders.

10(u)   Deed/Agreement dated March 2, 1995 among Tembuck Pty. Ltd., Properties,
          Holdings and Sanders.

21(a)   Queensland  Industries,  Inc. a company duly incorporated under the laws of British Columbia,  Canada, is a subsidiary of the Registrant. (1)

(b) A report on Form 8-K was filed by the Registrant in April of 1995. The report disclosed a lawsuit instituted against Tradesman Industries, Inc., a subsidiary of the Registrant. The suit alleges in part (1) use of proprietary information,
                  (2) patent information and (3) unfair competition.

(1) Incorporated by reference under same Exhibit number with From 10 Registration Statement dated March 25, 1994.

(2) Incorporated by reference under same Exhibit number with Form 10A Registration Statement dated September 27, 1994.

(3) Incorporated by reference as Exhibit Nos. 2-1 with Form 8-K Current Report dated August 22, 1994 ("Form 8-K").

(4)     Incorporated by reference as Exhibit Nos. 2-2 with Form 8-K.

(5)     Incorporated by reference as Exhibit Nos. 2-4 with Form 8-K.

(6)     Incorporated by reference as Exhibit Nos. 2-5 with Form 8-K.

(7)     Incorporated by reference as Exhibit Nos. 2-6 with Form 8-K.

DRAFT 4









                                                         31

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September __, 1996


                                                 WINCANTON CORPORATION



                                                 By:___________________________
                                                            Henri Hornby
                                                             Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                              Date


______________________ Chairman of the Board of
  Walter Doyle             Directors, President and  ____________
                                            Director


______________________ Secretary and Director        ____________
  Henri Hornby

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                        PAGE

     Contents of Statements                                              F-1

     Report of Independent Chartered Accountants                         F-2

     Comments by Auditor for U.S. readers on Canada -  U.S. Reporting Conflict
                                                                         F-3

     Consolidated Balance Sheets as at June 30, 1995 and 1994            F-4

     Consolidated Statements of Operations and Deficit
      Accumulated during the Development Stage
     Year ended  June 30,  1995,  six  months  ended  June 30,  1994 year  ended
      December 31, 1993 and 1992 and from inception to June 30, 1995     F-5

     Consolidated Statement of Changes in Financial Position Year ended June 30, 1995, six months ended June 30, 1994 year ended December 31, 1993 and 1992
     and from inception to June 30, 1995                                 F-6

     Notes to Consolidated Financial Statements                          F-7

                              WINCANTON CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (A Company in the development stage)
                           (Expressed in U.S. dollars)


                                  JUNE 30, 1995

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30


                                                          1995           1994
-----------------------------------------------------------------------------




ASSETS


Current

     Cash                                        $   2,113,731   $    117,011
     Amounts and notes receivable (Note 3)           2,686,069        390,470
     Due from a director (Note 4)                         -            47,406
                                                 -------------   ------------

                                                     4,799,800        554,887

Long-term note receivable (Note 3)                        -           888,000

Resource properties (Note 5)                                 1              1

Investments, advances and licences (Note 6)            890,952        290,396

Capital assets (Note 7)                              1,066,539        772,778
                                                 -------------   ------------

                                                 $   6,757,292   $  2,506,062
===============================================================================







































                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30


                                                      1995           1994
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current

     Accounts payable and accrued
          liabilities (Note 3)                 $   8,632,933   $     74,756
     Current portion of mortgage
          payable (Note 8)                            688,500        346,690
     Income taxes payable                             166,095        205,235
                                                   -------------   ------------

                                                    9,487,528        626,681
Mortgage payable (Note 8)                                -           181,300
Unearned revenue (Note 3)                           8,535,251      1,480,000
                                                   -------------   ------------
                                                   18,022,779      2,287,981

Shareholders' equity Capital stock (Note 9)
        Authorized
        15,000,000   preferred shares
        15,000,000   common shares with a
        par value of $0.0001 per share
        Issued
        9,287,752   common shares
               (1994 - 8,746,180)                        835            796
        4,195,895   preferred shares
               (1994 - Nil)                                5           -
     Additional paid-in capital (Note 9)           6,494,596        983,561
     Advances on account of share
          subscriptions                                 -           117,000
     Cumulative translation adjustment                 1,519         (8,230)
     Deficit, accumulated during the
          development stage                      (17,762,442)      (875,046)
                                                  -------------   ------------

                                                 (11,265,487)       218,081

                                               $   6,757,292   $  2,506,062
================================================================================

Continuing operations (Note 1)
Commitments (Notes 3, 6, and 15)
Subsequent event (Note 17)

On behalf of the Board:




                                     Director                Director


















                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.



WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in U.S. dollars)

                                                                              Six Months
                                            From Inception     Year Ended          Ended
                                               to June 30,       June 30,       June 30,      Year ended December 31
                                                                                          ------------------------------
                                                      1995           1995           1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------




Exploration and development
     expenditures on resource
     properties                             $      156,088  $      78,264  $      20,168  $       57,656  $        -
                                            --------------  -------------  -------------  --------------  ----------


Administration expenses
     Consulting                                  9,950,026      9,895,005         55,021            -              -
     Financing costs                               188,918        139,612           -             18,749          2,122
     Joint venture operations (Note 10)             66,517         18,993         14,247          33,277           -
     Management fees                                 5,000           -              -              5,000           -
     Other                                         489,680        419,866         26,188          42,090            286
     Professional fees                             382,911        281,384         70,718          30,809           -
     Promotion                                     182,500        182,500           -               -              -
     Research and development                      437,133        437,133           -               -              -
     Travel and entertainment                      424,802        318,897         42,227          63,678           -
                                            --------------  -------------  -------------  --------------  ----------

                                                12,127,487     11,693,390        208,401         193,603          2,408
                                            --------------  -------------  -------------  --------------  -------------


Other income (expenses)
     Unrealized loss on available for sale
       securities (Note 6)                        (665,474)      (665,474)          -               -              -
     Write-down of licence (Note 6)             (1,500,000)    (1,500,000)          -               -              -
     Loss on sale of investments                   (28,614)       (28,614)          -               -              -
     Write-off of options to purchase
       real estate (Note 11)                    (2,684,537)    (2,684,537)          -               -              -
     Write-off of advances (Note 12)              (467,656)      (467,656)          -               -              -
                                            --------------  -------------  -------------  --------------  ----------

                                                (5,346,281)    (5,346,281)          -               -              -
                                            --------------  -------------  -------------  --------------  ----------


Loss before non-controlling
     interest and income taxes                 (17,629,856)   (17,117,935)      (228,569)       (251,259)        (2,408)
                                            --------------  -------------  -------------  --------------  -------------


Income taxes    - current                          161,671        (43,563)       205,234            -              -
                                            --------------  -------------  -------------  --------------  ----------




                                                      -  continued  -





WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in U.S. dollars)


                                                                              Six Months
                                            From Inception     Year Ended          Ended
                                               to June 30,       June 30,       June 30,       Year ended December 31
                                                                                          -------------------------------
                                                      1995           1995           1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------


continued.....


Loss before non-controlling interest        $  (17,791,527) $ (17,074,372) $    (433,803) $     (251,259) $      (2,408)

Non-controlling interest in
     loss of subsidiary                            212,477        186,976          9,088          16,413           -
                                            --------------  -------------  -------------  --------------  ----------

Loss for the period                            (17,579,050)   (16,887,396)      (424,715)       (234,846)        (2,408)

Deficit, accumulated during the
     development stage, beginning
     of period                                        -          (875,046)      (266,939)        (32,093)       (29,685)

Redemption of non-controlling
     interest in subsidiary from
     related party (Note 5)                       (183,392)          -          (183,392)           -              -
                                            --------------  -------------  -------------  --------------  ----------

Deficit, accumulated during the
     development stage, end of
     period                                 $  (17,762,442) $ (17,762,442) $    (875,046) $     (266,939) $     (32,093)
========================================================================================================================


Loss per share                                              $       (1.80) $       (0.06) $        (0.06) $        -
====================================================================================================================



































                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.


WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
(Expressed in U.S. dollars)


                                                                              Six Months
                                            From Inception     Year Ended          Ended
                                               to June 30,       June 30,       June 30,      Year ended December 31
                                                                                          ----------------------------
                                                      1995           1995           1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------


CASH PROVIDED BY (APPLIED TO):


OPERATING ACTIVITIES

     Loss for the period                    $  (17,579,050) $ (16,887,396) $    (424,715) $     (234,846) $      (2,408)

     Items not affecting cash:
       Amortization of organization costs              515           -              -               -                86
       Expenses paid by stock issuance              60,000         60,000           -               -              -
       Write-off of advances for research
         and development                            50,780         50,780           -               -              -
       Write-off of options to purchase
         real estate                             2,684,537      2,684,537           -               -              -
       Write-off of advances                       467,656        467,656           -               -              -
       Write-down of licences                    1,500,000      1,500,000           -               -              -
       Other                                         1,519          9,749        (15,384)          7,154           -

     Change in non-cash working capital:
       Amounts and notes receivable                442,931        463,401         (7,529)        (12,941)          -
       Due from a director                          14,495         61,901         30,686         (78,092)          -
       Accounts payable and accrued
         liabilities                             8,632,933      8,558,177         62,143          12,513         (3,479)
       Income taxes payable                        166,095        (39,140)       205,235            -              -
                                            --------------  -------------  -------------  --------------  ----------

                                                (3,557,589)    (3,070,335)      (149,564)       (306,212)        (5,801)
                                            --------------  -------------  -------------  --------------  -------------


FINANCING ACTIVITIES

     Due to a director                                -              -              -            (13,070)         6,000
     Unearned revenue                            4,852,827      4,630,827        222,000            -              -
     Long-term debt                                688,500        160,510        527,990            -               -
     Advances on account of share
       subscriptions                                  -          (117,000)        76,848          40,152           -
     Issue of capital stock                      2,024,148      1,039,999        390,152         574,797           -
     Additional paid-in capital                  1,682,774      1,682,774           -               -              -
     Redemption of minority interest
       in subsidiary                              (183,392)          -          (183,392)           -              -
                                            --------------  -------------  -------------  --------------  ----------

                                                 9,064,857      7,397,110      1,033,598         601,879          6,000
                                            --------------  -------------  -------------  --------------  -------------


                                                      -  continued  -





WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
(Expressed in U.S. dollars)


                                                                              Six Months
                                            From Inception     Year Ended          Ended
                                               to June 30,       June 30,       June 30,                  Year ended December 31
                                                                                          --------------------------------------
                                                      1995           1995           1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------

continued......


INVESTING ACTIVITIES

     Resource properties                    $           (1) $        -     $        -     $           (1) $        -
     Investments, advances and licences         (2,182,837)    (1,892,649)      (290,188)           -              -
     Capital assets                             (1,066,539)      (293,761)      (770,902)         (1,876)          -
     Options on real estate                       (143,645)      (143,645)          -               -              -
     Organization cost                                (515)          -              -               -              -
                                            --------------  -------------  -------------  --------------  ----------

                                                (3,393,537)    (2,330,055)    (1,061,090)         (1,877)          -
                                            --------------  -------------  -------------  --------------  ----------


Change in cash position during period            2,113,731      1,996,720       (177,056)        293,790            199


Cash, beginning of period                             -           117,011        294,067             277             78
                                            --------------  -------------  -------------  --------------  -------------


Cash, end of period                         $    2,113,731  $   2,113,731  $     117,011  $      294,067  $         277
=======================================================================================================================







































                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




1.      CONTINUING OPERATIONS

        These financial statements have been prepared on the basis that the Company will continue to operate as a going concern, notwithstanding that the Company has incurred significant operating losses and has an excess of liabilities over assets at June 30, 1995. Future operations of the Company, and the related recoverability of the costs of acquiring its licences (Note 6), are dependent upon:

        a) Obtaining additional financing to meet its liabilities as they come due and carry out its business plans;

        b) Resolving the legal claim described in Note 17 on conditions favourable to the Company;

        c) Meeting certain minimum product delivery requirements under its licences in order to maintain its licences in good standing,

        d) Determining whether the sale of common shares of Work Recovery, Inc. as described in Note 3 were incompliance with Securities law, and

        e) Attaining profitable operations from its various businesses described in Note 2.

        As at June 30, 1995, the Company had a working capital deficiency of $4,687,728.


2.      SIGNIFICANT ACCOUNTING POLICIES

        Principles of consolidation

        The Company was incorporated on October 5, 1987 under the laws of the State of Washington, U.S.A. The Company holds investments in other companies as follows:

        i) 100% of the shares of Queensland Industries, Inc. ("Queensland"), a company incorporated under the laws of the Province of British Columbia, Canada, whose principal business activities are the exploration and development of natural resource properties, more particularly described in Note 5.
        ii) 100% of the shares of Wincanton (Aust) Pty. Ltd. ("Wincanton Aus"), a company incorporated under the laws of Australia, whose principal business is growing trees.
        iii) 90% of the shares of Tradesman Industries, Inc. ("Tradesman"), a development stage company incorporated under the laws of the State of Delaware, U.S.A., whose principal business is intended to be the manufacturing, marketing and distribution of trucks, minivans and trailers with cargo beds and tailgate systems, that lower to the ground.
        iv) 100% of the shares of Wincanton Properties Pty. Ltd. ("Properties"), a company incorporated under the laws of Australia, whose sole purpose is to hold options to acquire real estate properties, more particularly described in Note 11.
        v) 100% of the shares of Wincanton Holdings Pty. Ltd. ("Holdings"), a company incorporated under the laws of Australia, whose sole purpose is to hold options to acquire real estate properties, more particularly described in Note 11.

        These consolidated financial statements include the accounts of the Company, its subsidiaries, Wincanton (Aus), Tradesman, Properties, Holdings, Queensland and Queensland's proportional share of the assets, liabilities, revenue and expenses of the joint venture described in Note
        10. All significant intercompany transactions and balances have been eliminated.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




2.      SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

        Generally accepted accounting principles

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For United States reporting purposes, the Company is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise.

        Resource properties

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

        The amounts shown for resource properties represent costs incurred to date, and do not necessarily reflect present or future values.

        Investments, advances and licences

        Investments, advances and licences consist of investments in shares of companies which are available for sale, advances to individuals and companies, and licences. Investments in shares of companies which are available for sale are initially recorded at cost with subsequent unrealized gains and losses included in a separate component of shareholder equity, except where a decline in value is other than temporary, in which case the loss is reflected in income. Advances and licences are recorded at cost and are written-down to reflect a permanent impairment in value.

        Capital assets

        Capital assets are recorded at cost. The Company has not made provisions for depreciation as it is still considered to be in the development stage.

        Foreign exchange

        Account balances and transactions denominated in foreign currencies and the accounts of the Company's foreign operations have been translated into U.S. funds as follows:

        i) Assets and liabilities at the rates of exchange prevailing at the balance sheet date; ii) Revenue and expenses at average exchange rates for the period in which the transaction occurred; iii) Exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period;  and
        iv) Exchange gains and losses arising from the translation of the Company's foreign operations are included as a separate component of shareholders' equity.

        Research and development costs

        Research and development costs are charged to operations as incurred.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




2.      SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


        Loss per share

        Loss per share is calculated based on the weighted average number of shares outstanding during the year ended June 30, 1995, being 9,387,738 shares (six months ended June 30, 1994 - 7,098,000 shares, year ended December 31, 1993 - 3,375,000 shares and year ended December 31, 1992 - 1,203,000 shares).




3.      AMOUNTS AND NOTES RECEIVABLE



                                                        1995           1994
        --------------------------------------------------------------------

        Work Recovery, Inc.                   $    2,525,001  $        -
        Saddle Mountain Timber Corp.                    -         1,260,537
        Other                                        161,068         17,933
                                              --------------  -------------

                                                   2,686,069      1,278,470
        Current portion                           (2,686,069)      (390,470)
                                              --------------  -------------

                                              $         -     $     888,000
        ===================================================================


        Work Recovery, Inc.

        The Company entered into an agreement with an arms length company to issue common shares representing a 10% interest in Tradesman. The Company received common shares of Work Recovery, Inc. ("WRI") with a market value of $2,500,000 as consideration, realizing a dilution gain of $1,682,774, which has been treated as an addition to paid-in-capital. In addition, Tradesman entered into an agreement with WRI to sell marketing rights for the cargo bed and tailgate systems in exchange for common shares of WRI with a market value of $5,005,251. During the year ended June 30, 1995, the Company sold all of the WRI shares it had received through June 30, 1995 for net proceeds of $4,980,250, resulting in a nominal gain.

        The revenue of $5,005,251 recorded on the sale of the marketing rights has been reflected as unearned. These amounts will be recognized as revenue on a straight-line basis as the performance criteria under the licence agreement are met, including the delivery of a minimum number of units of manufactured product. If the performance criteria are not met, the Company may be liable to repay the licence fee.

        The final instalment of shares of WRI with an aggregate value of $2,525,000 was received on July 15, 1995. Prior to June 30, 1995, the Company received $2,000,000 as proceeds of disposition of a portion of these shares, which amount has been included in unearned revenue. Subsequent to June 30, 1995, the Company held 401,163 shares of WRI which have been recorded at a nominal value of $1.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




3.      AMOUNTS AND NOTES RECEIVABLE (cont'd.....)

        Work Recovery, Inc. (cont'd.....)

        In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provide consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. WRI was to provide these services for $800,000 per month for a one year period through June 30, 1995. Of this amount, approximately $2,650,000 was paid, with the remaining $6,950,000 included in accounts payable at June 30, 1995. Subsequent to June 30, 1995 a further $200,000 was paid. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 already paid. There is no assurance the Company will be able to recover any of the amounts as WRI has subsequently been placed into receivership and WRI is currently under investigation by the Securities Exchange Commission for various securities violations. The Company will retain the $6,950,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed. This consulting agreement was not previously disclosed by either the Company or WRI in their respective public filings.

        Saddle Mountain Timber Corp.

        Wincanton (Aus) entered into an agreement with an arms length company, whereby plantation assets (trees) were sold for $2,000,000 AUD ($1,530,000 U.S.). Under this agreement, Wincanton (Aus) is required to care for the trees on the plantation for a period equal to the lessor of 20 years, or until the trees are harvested.

        On August 29, 1994, the Company accepted 2,428,571 common shares of the purchaser Saddle Mountain Timber Corp. (Note 6), in full settlement of amounts receivable under the sale of the agreement.

        All of the revenues from the sale of the plantation assets have been recorded as unearned. These amounts will be recognized as revenue on a prorata basis as the trees are harvested.

4.      DUE FROM A DIRECTOR

        Amounts due from a director are non-interest bearing and due on demand. During the year, the Company determined that advances of $173,005 to a director were uncollectible and consequently wrote-off the amounts to operations (Note 12). Subsequent to June 30, 1995, further advances of $716,788 were made to the director.

5.      RESOURCE PROPERTIES

        Queensland owns an 85% interest in a joint venture with North Queensland Mining Pty. Limited ("North Queensland"), a related company. The joint venture acquired an 85% interest in certain granite, sandstone, tin and copper/lead/zinc/silver resource properties. Under the terms of the joint venture, Queensland and North Queensland have agreed to develop the resource properties. The Company issued 800,000 common shares and paid $266,000 to Queensland in exchange for 90% of the common shares of Queensland. Queensland transferred its 800,000 shares of the Company and paid $146,000 to North Queensland in exchange for its 85% interest in the joint venture.

        On April 15, 1994, Queensland redeemed the 10% minority interest outstanding in its common stock in consideration of payment of $250,000 Cdn ($183,392 U.S.). The minority shareholder is a director and shareholder of the Company. The excess of the redemption price over the stated capital in the amount of $183,392, was charged to deficit. As a result of the transactions, the Company owns 100% of Queensland, which has an 85% interest in the joint venture.

        As these transactions are common control transactions between related parties, the Company has recorded the acquisition at historical costs to Queensland and North Queensland, which were nominal, in a manner similar to a pooling of interests.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




6.      INVESTMENTS, ADVANCES AND LICENCES



                                                           Total          Total
                      Investment       Advances            1995           1994
------------------------------------------------------------------------------


Thanksmate         $         100  $        -     $          100  $      50,880
Pty. Ltd.

Saddle Mountain          792,832            -           792,832        239,408
 Timber Corp.

Work Recovery Inc.          -                20              20             20

Other                       -            98,000          98,000           -

Granite Marketing           -              -               -                88
Corp.              -------------  -------------  --------------  -------------

                   $     792,932  $      98,020  $      890,952  $     290,396
==============================================================================



        Thanksmate Pty Ltd.


        On April 19, 1994, the Company entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain electro-hydraulic cargo bed and tailgate systems of Thanksmate Pty. Ltd. Consideration for the acquisition consisted of the payment of $130,000 AUD ($96,300 U.S.) for the express purpose of building five different prototypes, and the issuance of 1,000,000 common shares. The Company has recorded this licence at a nominal value of $100. The licence was subsequently transferred to Tradesman.

        During the fiscal year ended June 30, 1995, a claim was filed against Tradesman for alleged misappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). The claim seeks damages and a permanent injunction against the patent infringement and unfair competition. Counsel is of the opinion that Tradesman has meritorious defences to the claims and will not have a significant liability arising from the claim. Losses arising from this claim will be treated retroactively. Subsequent to June 30, 1995, all of the claims under this litigation were dismissed.



        Saddle Mountain Timber Corp.


        The Company owns 2,626,571 shares of Saddle Mountain Timber Corp. (formerly Saddle Mountain Mining Corp.), a company trading publicly on the Alberta Stock Exchange. These shares, with an aggregate cost of $1,458, 306 have been classified as "available for sale". The value of these shares has declined since acquisition, the decline is considered to be other than temporary, and accordingly the shares have been recorded at their market value at June 30, 1995.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




6.      INVESTMENTS, ADVANCES AND LICENCES (cont'd.....)

        Work Recovery, Inc.

        On April 15, 1994, Queensland entered into a licence agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master licence, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing, in situations of human work loss due to injury. The Company initially recorded this licence at a nominal value of $20.

        The agreement calls for certain minimum performance criteria necessary to keep the licence in good standing. The licence is for an initial term of 5 years with renewal provisions based upon performance.

        Advance royalties of $1,500,000 were required to be paid by the Company during the year ended June 30, 1995; this amount had been included in licences. As at June 30, 1995, the $1,500,000 remains unpaid and is included in accounts payable and accrued liabilities. Subsequent to June 30, 1995, management determined that there was an impairment in the value of the licence and has written it down to a nominal value of $20.

        Other

        During the year, the Company advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances are non-interest bearing, with no fixed terms of repayment. Subsequent to June 30, 1995, the Company advanced a further $188,000 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $62,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $36,000). Consequently, $294,651 has been written-off to operations (Note 12).

        Granite Marketing Corp.

        On April 7, 1995, the Company negotiated a settlement agreement with Granite Marketing Corp. whereby Granite accepted payment of $50,000 in exchange for cancellation of a licence agreement and the return for cancellation of the 875,000 common shares previously issued by the Company to Granite. The Company had previously recorded the licence and shares at a nominal value of $88.

7.      CAPITAL ASSETS


                                  Accumulated                  Net Book Value
                        Cost   Depreciation            1995           1994
-------------------------------------------------------------------------------

Land            $     331,466  $        -     $      331,466  $     331,466
Plantation            495,271           -            495,271        439,385
 assets
Vehicles              137,458           -            137,458           -
Furniture              97,812           -             97,812          1,927
 and equipment
Leasehold               4,532           -              4,532           -
 improvements        -------------  -------------  --------------  ----------

                    1,066,539  $        -     $    1,066,539  $     772,778
 ===============================================================================

        During the six months ended June 30, 1994, Wincanton (Aus) sold certain plantation assets, the proceeds of which have been deferred for accounting purposes and included in unearned revenue (Note 3).

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




8.      MORTGAGE PAYABLE


                                             1995           1994
        --------------------------------------------------------

        Mortgage payable           $      688,500  $     527,990
        Current portion                  (688,500)      (346,690)
                                   --------------  -------------

                                   $         -     $     181,300
        ========================================================

        The purchase price of the land and plantation assets in 1994 was $1 million AUD ($740,200 U.S.), payable as to $300,000 AUD ($222,000 U.S.)
        on  signing  and  the  remaining   $700,000  AUD   ($518,200   U.S.)  in
        instalments.

        During the year ended June 30, 1995, Wincanton (Aus) renegotiated the terms of the mortgage to reflect accrued interest of $160,510. The mortgage is due on demand, and accordingly the entire amount has been classified as a current liability. The Company also issued 210,000 shares to the vendor of the plantation assets and land as security for the mortgage payable. It is expected that these shares will be returned to treasury when the mortgage is settled.


9.      CAPITAL STOCK

        Capital stock issued from incorporation of the Company on October 5, 1987 to June 30, 1995 is summarized as follows:

                                                                           Capital Stock          Additional
                                                                                                 paid-in
                                                               Shares          Amount            capital          Total

        1987   Issued for cash at $0.10 per share,

                  net of offering costs of $500                   100,000  $          10  $        9,490  $       9,500

        1988   Issued for cash at $0.10 per share,
                  net of offering costs of $500                   100,000             10           9,490          9,500
               Issued for cash at $0.0001 per share             1,000,000            100            -               100
        1991   Issued for cash at $0.0333 per share                 3,000              1              99            100
                                                            -------------  -------------  --------------  -------------

        At December 31, 1991 and 1992                           1,203,000            121          19,079         19,200

        1993   Issued for business acquisition                    800,000              1            -                 1
               Issued for cash at $0.01 per share               2,000,000            200          19,800         20,000
               Issued for cash at $0.02 per share               2,000,000            200          39,800         40,000
               Issued for cash at $1.00 per share                 514,796             51         514,745        514,796
                                                            -------------  -------------  --------------  -------------

        At December 31, 1993                                    6,517,796            573         593,424        593,997

        1994   Issued for cash at $3.00 per share                  13,384              1          40,151         40,152
               Issued for cash at $2.50 per share                 140,000             14         349,986        350,000
               Issued for licences at $0.0001 per share         2,075,000            208            -               208
                                                            -------------  -------------  --------------  -------------

        At June 30, 1994                                        8,746,180            796         983,561        984,357


                                                      -  continued  -





WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




9.      CAPITAL STOCK (cont'd.....)




                                                                           Capital Stock          Additional
                                                                                                 paid-in
                                                               Shares          Amount            capital          Total

        continued.....

        At June 30, 1994                                        8,746,180  $         796  $      983,561  $     984,357

        1995   Issued for cash at $1.01 per share                 116,000             12         116,988        117,000
               Issued for shares in Work Recovery, Inc.           200,000             20         187,480        187,500
               Issued as security for mortgage
                  payable (Note 8)                                210,000              1            -                 1
               Issued for options to purchase real
                  estate (Note 11)                                784,572             78       2,540,809      2,540,887
               Issued for cash at $10 per share, net
                  of offering costs of $77,000                    100,000             10         922,990        923,000
               Issued for services received                         6,000              6          59,994         60,000
               Shares returned and cancelled (Note 6)            (875,000)           (88)           -               (88)
               Gain on dilution of interest in
                  Tradesman (Note 3)                                 -              -          1,682,774      1,682,774
                                                            -------------  -------------  --------------  -------------

        At June 30, 1995                                        9,287,752  $         835  $    6,494,596  $   6,495,431
        ===============================================================================================================




        Preferred shares




                                                         Shares         Amount

  Class A convertible preferred stock convertible into
     common stock at $4.80 per share                         918,000  $      1

  Class B convertible preferred stock convertible into
     common stock at $5.20 per share                         381,323         1

  Class C convertible preferred stock convertible into
     common stock at $5.60 per share                         836,035         1

  Class D convertible preferred stock convertible into
     common stock at $6.00 per share                       1,055,700         1

  Class E convertible preferred stock convertible into
     common stock at $7.86 per share                       1,004,837         1
                                                        ------------  --------

                                                           4,195,895  $      5
  ============================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




9.      CAPITAL STOCK (cont'd.....)

        Stock options

        On November 16, 1994, the Company granted 800,000 employee share purchase options. The share purchase options entitle the holder to purchase one share of the Company for each option held at a price of $4.00 per share for a period of 10 years.

        Warrants

        On December 5, 1994, the Company issued 2,500,000 warrants. Each warrant gives the holder the right to purchase one common share in the Company in exchange for the exercise price noted, as follows:

                          Number of warrants                Exercise Price

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

        The warrants expire on December 6, 1999.


10.     INVESTMENT IN JOINT VENTURE

        These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:


                                                      June 30,       June 30,
                                                          1995           1994

        Cash                                    $       32,551  $      25,318
        Accounts receivable and deposits                12,782          9,727
        Resource properties                                  1              1
        Equipment                                        2,507          1,927
        Accounts payable                                  (974)           (96)
                                                --------------  -------------

        Venturer's equity and advances          $       46,867  $      36,877
                                                ==============  =============


        Exploration and development expenditures$       78,264  $      20,168
        Administrative expenses                          3,695          5,433
                                                --------------  -------------

                                                $       81,959  $      25,601
        ======================================================================

        The Company incurred an additional $3,695 (1994 - $8,814) of administrative expenses on behalf of the joint venture. Included in administrative expenses of the joint venture is $Nil (1994 - AUD$8,000) of management fees paid to a director of the Company.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




11.     WRITE-OFF OF OPTIONS TO PURCHASE REAL ESTATES

        On March 2, 1995, the Company, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements.
        The option agreements gave the holder the right to purchase commercial real estate property in Australia. The options were exercisable for a period of one year. The purchase price for each option was as follows:

                                   Option                               Common Shares Issued    Preferred shares issued
                                 Purchase                       Number                     Number

        Property name               Price          Cash      of Shares       Amount     of Shares                Amount
        ---------------------------------------------------------------------------------------------------------------

        Best Place          $   5,202,000  $     26,418        142,130  $   460,297       918,000  Class A     $      1
        121 Tamar Street        2,065,500        10,490         61,965      200,578       381,323  Class B            1
        Conway Court            5,202,000        26,418        146,306      473,821       836,035  Class C            1
        Conway Plaza            7,038,000        35,742        197,553      639,788     1,055,700  Class D            1
        Manchester              8,778,375        44,577        236,618      766,303     1,004,837  Class E            1
                            -------------  ------------   ------------  -----------  ------------              --------

                            $  28,285,875  $    143,645        784,572  $ 2,540,887     4,195,895              $      5
        ===============================================================================================================

        Under the option agreements, the property owners were issued series A, B, C, D and E preferred shares as shown above, which shares are held by an escrow agent. The preferred shares are convertible into common shares, on a one-for-one basis, at the discretion of the property owners. If converted the property owners may instruct the escrow agent to sell the common shares for cash. When the cash raised by selling the common shares is sufficient to pay the option purchase price, title to the property will be transferred to the Company.

        Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares and the issue of preferred shares, which have been assigned a nominal value of $5 in total (see Note 9). Subsequent to June 30, 1995, the options expired unexercised, consequently all related costs have been written-off to operations.


12.     WRITE-OFF OF ADVANCES


                                              1995            1994
        -----------------------------------------------------------

        Due from a director (Note 4)    $      173,005   $        -
        Other (Note 6)                         294,651            -
                                        --------------   ----------

                                        $      467,656   $        -
        ===========================================================


13.     INCOME TAXES

        At June 30, 1995, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts.


                                               United States          Canada

 Losses - expiring 2000 to 2009               $      450,000   $     265,000
 Amounts deducted for accounting
 purposes in
 excess of amounts deducted for tax                5,015,000            -
                                                 --------------   ----------

                                              $    5,465,000   $     265,000
 ==============================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1995




14.     RELATED PARTY TRANSACTIONS

        During the year, subsidiaries of the Company purchased services from companies with directors in common in the amount of $12,623 (1994 - $4,530). Included in accounts payable at June 30, 1995 is $23,731 (1994
        - $7,834) due to companies with directors in common.

        The mortgage payable by Wincanton (Aus) (Note 8) is due to a company with directors in common.


15.     COMMITMENTS

        A subsidiary of the Company is committed to minimum payments under operating leases for premises for the next five years as follows:

           1996                            $      254,640
           1997                                   235,200
           1998                                   235,200
           1999                                   235,200
           2000                                   117,600


16.     SEGMENTED INFORMATION

The Company operates in Canada, United States and Australia. Identifiable assets by geographic segment are as follows:


                        Canada   United States       Australia      Consolidated

Identifiable assets  $ 119,853   $   4,981,861   $   1,655,578     $   6,757,292
================================================================================

All expenses are corporate in nature.


17.     SUBSEQUENT EVENT

        A claim for approximately $30,000,000 has been made against the Company, Tradesman, certain of its directors, officers et al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel is of the opinion that the plaintiff have breached their agreement to provide technology to the Company and Tradesman and that no loss should be incurred. The Company is defending the claim and is unable to determine at this time what liability, if any, it may ultimately have as a result of this claim. Any settlement resulting from this claim will be treated retroactively.