Form 10-Q/A
period 1996-03-31
WINCANTON CORP
filed 1996-10-16
CIK 847917

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarter period ending March 31, 1996

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



                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Consolidated Balance Sheets as at March 31, 1996,
 March 31, 1995 and June 30, 1994                                              4

Consolidated Statements of Operations and Deficit
 Accumulated during the Development Stage
Nine months ended March 31, 1996 Year ended June 30, 1995 Six months ended June 30, 1994 and
From inception to March 31, 1996                                               5

Consolidated Statements of Changes in Financial Position
Nine months ended March 31, 1996
Year ended June 30, 1995
Six months ended June 30, 1994                                                 6
From inception to March 31, 1996

Notes to Consolidated Financial Statements                                7 - 14

Item 2.  Management's Description and Analysis of
                  Financial condition and Results of Operations          15 - 16

PART II  OTHER INFORMATION                                               17 - 18
-------  -----------------

Signatures                                                                    19

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

                  (b)  Reports on Form 8-K.  None

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

                                              WINCANTON CORPORATION

                                            ----------------------------
                                                 (Registrant)







Date:  September __, 1996  ___________________________________
                                 Walter Doyle, Director

                              Wincanton Corporation
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and capital resources

At March 31, 1996, the Registrant had $1,128,817 of current assets and $9,449,953 of current liabilities compared to $8,783,830 of current assets and $325,064 of current liabilities as at March 31, 1995. This decrease in working capital is the result of several factors:

      current assets include cash received on the sale of common stock received from Work Recovery Inc. These shares were received in exchange for a 10% interest in Tradesman Industries Inc. a subsidiary of the Registrant and from the sale of certain marketing rights to Tradesman's cargo bed and tailgate systems.

      amounts and notes receivable were $103,451 at March 31, 1996 compared to $8,486,897 the prior year. The reduction in this balance was due to the payment by Work Recovery of all amounts due under the sale of 10% of Tradesman Industries, Inc. (a subsidiary of the Registrant) and the sale of the North American marketing rights to Tradesman's cargo bed and tail gate technology.

      current  assets  also  include   $990,893  due  from  a  director  of  the
     Registrant. This amount bears no interest, is unsecured and is repayable on demand. The amount due to a director was nil as at March 31, 1995.

      current liabilities include accounts payable and accrued liabilities of $8,683,083 compared to $112,896. The increase in payables is mainly due to the recording of debt due to Work Recovery, Inc. under a consulting agreement. The consulting agreement called for payment of $9,600,000 during the year ended June 30, 1995. The Registrant has paid $2,850,000 to March 31, 1996 and the balance of $6,750,000 is included in accounts payable at March 31, 1996. The Registrant also accrued payable $1,500,000 under a licence agreement with Work Recovery, Inc.

      income taxes payable were $166,095 compared to $212,168 the year before. The decrease being a result of a payment on account.

      Mortgage payable increased to $600,775 from nil the prior year. The increase is due to the financing arrangement reached when the Registrant purchased a tree plantation in Australia.

The Registrant is developing its interests in marketing, licenses and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities other than those mentioned above. It is expected that such funds will be obtained by the sales of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.


Results of Operations

Nine month period ended March 31, 1996 compared to the year ended June 30, 1995.

The Registrant's loss for the nine month period ended March 31, 1996 was $1,914,438 compared to a loss of $16,887,396 for the year ended June 30, 1995.

Administrative expenses for the nine month period ended March 31, 1996 were $1,299,380 compared to $11,693,390 for the year ended June 30, 1995, such difference due to the Registrant's recording of the consulting fees during the year ended June 30, 1995 of $9,600,000. Other expenses of $622,397 compared to $419,866 for the year ended June 30, 1995 were higher relative to the year ended June 30, 1995, such increase due to the overhead costs for its offices in Carlsbad and Santa Ana California, where the Registrant is developing its prototype cargo bed and tail gate systems. Professional fees of $332,262 compared to $281,384 were up relative to the differing periods being reported on. The increase was due mainly to the legal defense of certain law suites more particularly described elsewhere in this document. Promotion expenses were down to $10,187 from $182,500. This reduction is due to the emphasis by the Registrant during the period to complete its prototype product. Travel and entertainment of $91,988 were down from $318,897 as the requirement to travel was reduced.

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

September __, 1996


Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.
20549

                  Re: Wincanton Corporation - File No. 0-23712

Ladies and Gentlemen:

  Please find enclosed herewith eight (8) copies of the Form 10-Q for the quarter ended March 31, 1996.

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



------------------------------------
Securities and Exchange Commission


WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Balance
Sheet
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)


                                         March 31,      March 31,       June 30,
                                         1996           1995           1994
-------------------------------------------------------------------------------

Assets

Current
assets:
     Cash                            $    34,473        296,933        117,001
     Amounts and notes receivable        103,451      8,486,897        390,470
     and deposits (note 3)
     Due from a                          990,893                        47,406
     director (note 4)                                                     -
     ---------------------------------------------------------------------------
                                       1,128,817      8,783,830        554,877

Options                                               2,684,619
(note                                                                      -
11)

Long-term receivable                                                   888,000
(note 3)                                                     -             -

Resource properties                           1              1              1
(note 5)

Investments and                          488,128      2,158,997        290,396
advances (note 6)

Capital                                1,094,446        959,940        772,778
assets
(note 7)
--------------------------------------------------------------------------------

                                     $ 2,711,392     14,587,387      2,506,052
================================================================================
Liabilities and
Shareholders' Equity

Current
liabilities:
     Accounts payable               $ 8,683,083        112,896         74,756
     and accrued
     liabilities
     Income taxes                       166,095        212,168        205,235
     payable
     Due to
     a                                     -              -
     director
     Mortgage payable                   600,775                       346,690
     (note 8)                                                                  -
     --------------------------------------------------------------------------
                                      9,449,953        325,064        626,681

Mortgage                                                              181,300
payable                                    -              -

Unearned revenue (notes               6,465,516      9,030,000      1,480,000
6)

Minority
interest                                      -        250,001              -

Shareholders' equity
(note 9)
         Capital stock
             Authorized:
              15,000,000 preferred
             shares
              15,000,000 common
             shares with a par
                           value of
                         $0.0001 per share
             Issued:
             9,287,752 common shares        835            937            796
             (March 31, 1995 - 10,156,752
                June 30, 1994
             -8,746,180)
             4,195,895 preferred shares       5              5             -
             (March 31, 1995 - 4,195,895
                June
             30, 1994 -
             nil)
         Additional                   6,494,598      5,381,809        983,561
         paid-in capital
         Advance on account of             -             -            117,000
         share subscriptions
         Cumulative translation         (22,635)         23,844        (8,230)
         adjustment
         Retained earnings
         (deficit) accumulated
         during
             the                    (19,676,880)       (424,273)     (875,046)
             development
             stage
         -----------------------------------------------------------------------
                                    (13,204,077)      4,982,322       218,081

--------------------------------------------------------------------------------

                                   $  2,711,392     14,587,387      2,506,062
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

On behalf
of the
Board:
 ----------------------                            ----------------------
      Director                                              Director
WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Statement
of Operations and
Deficit
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)

                                              From
                                              inception
                                              on         Nine                         Six months

                                              October 5,    months
                                                    1987     ended     Year ended          ended     Year
                                                                                                          ended

                                              to March   March 31,       June 30,       June 30,     December
                                                     31,                                                    31,
                                                    1996      1996           1995           1994           1993        1992    1991
----------------------------------------------------------------------------------------------------------------


Exploration and                             $    182,871    26,783                        20,168         57,656
development expenditures                                                   78,264                                       -        -

Administrative
expenses:
     Financing                                   188,918                                                 18,749       2,122  12,419
     costs                                                       -        139,612     -
     Joint venture                                81,792    15,275                        14,247         33,277
     operations                                                            18,993                                       -        -
     Management fees to                            5,000                                                  5,000
     a director                                          -                      -     -                                 -        -
     Consulting  and                          10,177,747   227,721                        55,021
     other fees                                                         9,895,005                    -                  -        -
     Other                                     1,112,077   622,397                        26,188         42,090         286     456
                                                                          419,866
     Professional fees                           715,173   332,262                        70,718         30,809
                                                                          281,384                                       -        -
     Promotion                                   192,687    10,187
                                                                          182,500     -              -
     Research and                                437,133
     development                                                 -        437,133     -              -
     Travel and                                  516,790    91,988                        42,227         63,678
     entertainment                                                        318,897                                       -        -
     -----------------------------------------------------------------------------------------------------------    ---------------
                                              13,427,317 1,299,830                       208,401        193,603       2,408  12,875
                                                                       11,693,390


Other
income
(expense)
     Unrelated loss on available              (1,253,299)
     for sale securities (note                           (587,825.00)  (665,474)
     2(d))
     Write-off of Real                        (2,684,537)
     Estate Options                                              -    2,684,537)
     (note 5)
     Write-off of                              (467,656)
     advances                                                          (467,656)
     Write-odd of                             (1,500,000)
     licence                                                         (1,500,000)
     Loss on sale of                            (28,614)
     investments                                                 -      (28,614)
     ---------------------------------------------------------------------------
                                                         (587,825.00)
     ---------------------------------------------------------------------------



Loss before non-controlling                (19,544,294)   (1,914,438)   (17,117,935)    (228,569)      (251,259)    (2,408) (12,875)
interest and income tax

Income                                         161,671
taxes -                                                          -       (43,563)        205,234
current
----------------------------------------------------------------------------------------------------------------

Loss before minority                       (19,705,965)   (1,914,438)   (17,074,372)    (433,803)      (251,259)    (2,408) (12,875)
interest

Minority interest in                           212,477                                   9,088         16,413
loss of subsidiary                                               -        186,976                                       -        -
----------------------------------------------------------------------------------------------------------------      --------------

Profit (loss) for the                      (19,493,488)   (1,914,438)   (16,887,396)    (424,715)      (234,846)    (2,408) (12,875)
period

Deficit accumulated
during the
development stage,                                       (17,762,442)                  (266,939)       (32,093)    (29,685) (16,810)
beginning of period                           -                         (875,046)

Redemption of minority                        (183,392)                               (183,392)
interest in subsidiary                                         -         -                                   -            -
----------------------------------------------------------------------------------------------------------------    ----------------

Deficit accumulated
during the
development stage, end                      $ (19,676,880(19,676,880)  (17,762,442)    (875,046)      (266,939)    (32,093) (29,685)
of period
================================================================================================================    ================

Loss                                        $               (0.21)                        (0.06)         (0.06)               (0.01)
per                                                                         (1.80)                                       -
share
================================================================================================================   =================

See accompanying notes to consolidated financial statements.


WINCANTON CORPORATION
(a company in the
development stage)

Consolidated Statement of Changes
in Financial Position
(Expressed in U.S.
dollars)

(unaudited, prepared by
management)
                                              From

                                               inception
                                              on            Nine                         Six months
                                              October 5,    months
                                                    1987     ended     Year                ended     Year
                                                                       ended                         ended
                                              to March   March 31,       June 30,       June 30,     December
                                                     31,                                                    31,
                                                    1996      1996           1995           1994           1993
----------------------------------------------------------------------------------------------------------------

Cash provided by (used
in)

Operations:
     Profit (loss) for                      $ (19,493,488)(1,914,438)   (16,887,396)    (424,715)      (234,846)
     the period
     Items not
     involving cash
         Amortization of                             515
         organization costs                              -                            -                       -
         Expenses paid                            60,000
         by stock                                                -         60,000              -              -
         issuance
         Write off of advances for                50,780
         research and development                                -         50,780              -              -
         Write off of options to               2,684,537
         purchase real estate                                    -      2,684,537              -              -
         Write-off of                            467,656
         advanced                                                -        467,656              -              -
         Write-down of                         1,500,000
         licence                                                        1,500,000
         Other                                  (22,635)
                                                          (24,154)          9,749       (15,384)          7,154
     Change in non-cash
     operating
         working
         capital:
             Amounts and notes                 3,025,549
             receivable and                              2,582,618        463,401        (7,529)       (12,941)
             deposits
             Due from                          (976,398)
             (to) a                                      (990,893)         61,901         30,686       (78,092)
             director
             Income                              166,095
             taxes                                               -       (39,140)        205,235              -
             payable
             Accounts payable and              8,683,083
             accrued liabilities                            50,150      8,558,177         62,143         12,513
     -----------------------------------------------------------------------------------------------------------
                                              (3,854,306)
                                                         (296,717)     (3,070,335)     (149,564)      (306,212)

Financing:
     Due from a director
                                              -                  -              -     -                (13,070)
     Advances on account of share
     subscriptions                            -                  -      (117,000)         76,848         40,152
     Long-term                                   600,775
     debt                                                 (87,725)        160,510        527,990              -
     Unearned revenue                          2,783,092
                                                       (2,069,735)      4,630,827        222,000              -
     Redemption of minority                    (183,392)
     interest in subsidiary                                      -              -      (183,392)              -
     Additional paid in                        1,682,774
     capital                                                     -      1,682,774              -              -
     Issue of capital                          2,024,148
     stock                                                       -      1,039,999        390,152        574,797
     -----------------------------------------------------------------------------------------------------------
                                               6,907,397
                                                         (2,157,460)    7,397,110      1,033,598        601,879

Investments:
     Options                                   (143,645)
                                                                 -       (143,645)     -              -
     Resource properties                             (1)
                                                         -                      -     -                     (1)
     Investments and                          (1,780,011)  402,826
     advances                                                          (1,892,649)     (290,188)     -
     Capital                                  (1,094,446) (27,907)
     assets                                                              (293,761)     (770,902)        (1,876)
     Organization costs                             (515)
                                                         -                      -     -              -
     -----------------------------------------------------------------------------------------------------------
                                              (3,018,618)  374,919
                                                                       (2,330,055)    (1,061,090)       (1,877)
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in                            34,473 (2,079,258)
cash                                                                    1,996,720      (177,056)        293,790

Cash,                                                    2,113,731
beginning                                     -                           117,011        294,067            277
of period
----------------------------------------------------------------------------------------------------------------

Cash, end                                   $     34,473    34,473
of period                                                               2,113,731        117,011        294,067
================================================================================================================

See accompanying notes to
consolidated financial statements.


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated
Financial Statements
(Expressed in U.S.
dollars)

March
31, 1996

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

March
31, 1996

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

     (e) Loss per share:

         The loss per share is calculated based on the weighted average number of shares outstanding during the nine month period ended March 31, 1996, being 9,287,752 (nine months ended March 31, 1995 9,282,000, six months ended June 30, 1994 - 7,098,000)

3.   Amounts and notes receivable
     and deposits

     As at March 31, 1996, the Corporation had the following amounts and notes receivable and deposits:

                                                           1995           1994
                                                         ----------  -----------

         Security                                      $     7,543
         deposits                                                         75,332
         Work Recovery,
         Inc. (note 6)                                           -     6,775,000
         Other amounts                                      95,908
         receivable                                                    1,636,565
         -----------------------------------------------------------------------
                                                       $   103,451     8,486,897
         =======================================================================

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

March
31, 1996

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


6.   Investments and
     advances:

                                    Investment Advances        Total       Total
                                                                1995        1994
                                    --------------------------------------------

         Thanksmate        $

         Pty. Ltd.(a)               100                      100        422,932
         Work Recovery,               1                       21             20
         Inc. licence                         20
         (b)
         Saddle Mountain        205,007                  205,007
         Mining Corp.
         (c) (2,626,571                   -                           1,735,957
         shares)
         Other (d)                        283,000        283,000             88
                                      -
         -----------------------------------------------------------------------

                           $    205,108   283,020        488,128      2,158,997
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

         The Corporation has recorded this license at the nominal value of $100. During the year ended June 30, 1995, a claim was filed against Tradesman for alleged missappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). The claim seeks damages and a permanent injunction against the patent infringement and unfair competition. Counsel is of the opinion that Tradesman has meritorious defences to the claims and will not have a significant liability arising from the claim. During the period ended March 31, 1996, all of the claims under this litigation were dismissed.

     (b) On April 15, 1994, Queensland entered into a license agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master license, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minumum performance criterion necessary to keep the license in good standing. The license is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of March 31, 1996, the $1,500,000 remains unpaid and management does not believe the advance will be paid.

WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

March
31, 1996

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

         In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at March 31, 1996. The Company is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership.

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



7.   Capital
     assets:
                                                      March 31,      March 31,
                                                         1996           1995
         --------------------------------------------------------------------
                                     Accumulated     Net book       Net book
                           Cost      Depreciation       value          value
         --------------------------------------------------------------------

         Land          $ 331,466                      331,466        331,466
                                         -

         Plantation      495,271                      495,271        495,271
         assets                          -
         Vehicles        167,441                      167,441
                                         -                                 -
         Equipment       100,268                      100,268        133,203
                                         -
         --------------------------------------------------------------------

                       $ 1,094,446                  1,094,446        959,940
                                         -
         ====================================================================


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

March
31, 1996

Notes to Consolidated
Financial Statements


9.   Capital stock and additional
     paid-in capital:

     Capital stock issued from incorporation of the Corporation on October 5, 1987 to March 31, 1996

(a)  Common
     Stock
                                                         Additional
                                    Common
                                    stock
                                    ---------------------
                                    Shares      Amount   paid-in         Total
                                                         capital
                                    --------------------------------------------

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
         per share

         Issued in
         exhange for
         100,000
             shares of Work         200,000           20   187,480       187,500
             Recovery, Inc.

         Issued in                  210,000           21   629,979       630,000
         exchange for
         debt

         Issued in                  784,572           78 2,540,811     2,540,889
         exchange for
         option

         Issued in
         exchange for
         cash
             net of offering costs  100,000           10   922,990       923,000
             of $77,000
         -----------------------------------------------------------------------

     Balance March 31,              10,156,752       937 5,381,809     5,382,746
     1995

         Debt                                       (20) (629,979)     (629,999)
         restructuring                   -
         (note 8)

         Shares returned and        (875,000)       (88)                    (88)
         cancelled (Note 6)                                      -

         Issued for                  6,000             6    59,994        60,000
         services
         rendered

         Gain on
         dilution of
         interest in
             Tradesman                                   1,682,774     1,682,774
             (Note 6)
         -----------------------------------------------------------------------

     Balance March 31,              9,287,752        835 6,494,598   $ 6,495,433
     1996
     ===========================================================================
WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

March
31, 1996

Notes to Consolidated
Financial Statements



9.   Capital Stock and additional
     paid-in capital, continued

(b)  Preferred
     stock
                                                          Shares         Amount
                                                         -----------------------

         Class A convertible                               918,000   $         1
         preferred stock
             convertible into common
             stock at $4.80 per share
         Class B convertible                               381,323             1
         preferred stock
             convertible into common
             stock at $5.20 per share
         Class C convertible                               836,035             1
         preferred stock
             convertible into common
             stock at $5.60 per share
         Class D convertible                             1,055,700             1
         preferred stock
             convertible into common
             stock at $6.00 per share
         Class E convertible                             1,004,837             1
         preferred stock
                                                         ----------    ---------
             convertible into common
             stock at $7.86 per share
                                                         4,195,895   $         5
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

     The warrants
     expire on December
     6, 1999.


10.  Investment in
     Joint Venture

     These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:
                                                    March 31,      March 31,
                                                         1996           1995
             ----------------------------------------------------------------

             Cash                                $      1,175         49,056
             Accounts receivable                        6,411         17,560
             and deposits
             Resource                                       1              1
             properties
             Equipment                                  2,150          2,695
             less
             Accounts                              -                       -
             payable
             ----------------------------------------------------------------

             Venturers equity and                $      9,737         69,312
             advances
             ================================================================

             Exploration                         $     22,766         87,281
             expenditures
             Administrative                             9,958          9,325
             expenses
             ----------------------------------------------------------------

                                                 $     32,724         96,606
             ================================================================


WINCANTON CORPORATION
(a company in the
development stage)

Notes to Consolidated Financial
Statements, continued
(Expressed in U.S.
dollars)

March
31, 1996

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

     On March 2, 1996, the option expired unexercised, consequently all related costs have been written-off to operations.

12.  Income
     tax:

     At March 31, 1996, the Corporation has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts.
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

March
31, 1996

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
                    2000
                                                117,600

15.  Segmented
     information:

     The Corporation operates in Canada, United States and
     Australia. Identifiable assets by geographic segment are as follows:

                        Canada United         Australia     Consolidated
                                  States
     ------------------------------------------------------------------

               $        72,186 1,565,081      1,074,125      2,711,392
     ==================================================================

     All expenses are
     corporate in
     nature.
















                         Consolidated
                         Financial
                         Statements of

                         WINCANTON
                         CORPORATION
                         (a company in
                         the development
                         stage)
                         (Expressed in
                         U.S. dollars)

                         March 31,
                         1996

                         (unaudited,
                         prepared by
                         management)