Form 10-Q/A
period 1995-09-30
WINCANTON CORP
filed 1997-02-04
CIK 847917

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


Dated: September __, 1996

                              WINCANTON CORPORATION

                             ------------------------
                              By: Henri Hornby
                                   Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


_____________________    Chairman of the Board              ___________
   Walter Doyle          Directors, President and
                         Director


_____________________    Secretary and Director             ___________
   Henri Hornby

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

                  Thank you.

                                                 Very truly yours,

                                                 WINCANTON CORPORATION




                                                 By:  __________________________
                                                        Henry Hornby, Secretary

Acknowledged this________ day of _____________________, 1996.



------------------------------------
Securities and Exchange Commission