Form 10-Q/A
period 1995-12-31
WINCANTON CORP
filed 1997-02-04
CIK 847917

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

                  Thank you.

                                                 Very truly yours,

                                                WINCANTON CORPORATION




                                                By:  __________________________
                                                       Henri Hornby, Secretary

Acknowledged this________ day of _____________________, 1996.



------------------------------------
Securities and Exchange Commission