Form 10-K
period 1996-06-30
WINCANTON CORP
filed 1997-02-05
CIK 847917

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 0-23712

                             Wincanton Corporation
         ---------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

                  Washington                                   91-1395124
         -----------------------                      -------------------------
         State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization                 Identification No.)

           3653 Hemlock Court, Reno, Nevada             89505
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [x]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1996 was approximately $1,555,000.

                  The number of shares of Registrant's common Stock outstanding on June 30, 1996 was 9,287,752.

ITEM 1 - BUSINESS

Wincanton Corporation ("Registrant" or "Company") was organized in October, 1987 as a Washington corporation. The Company was inactive until June, 1993 when it began to evaluate the acquisition of business opportunities. During its fiscal year ending June 30, 1996, the Company continued to develop its business interests and is now engaged in the following business segments:

1.       production of specialty vehicles;

2.       exploration and development of natural resource properties.

During the year ended June 30, 1996, the Registrant ceased its activities relating to the following:

1.       establishment of rehabilitation facilities;

2.       tree farming; and

3.       Australian commercial real estate options.

SPECIALTY VEHICLES

On April 19, 1994, the Registrant entered into an agreement with McGee Settlement Trust for the assignment to it of design and patent rights to certain truck/trailer devices for the raising and lowering of a truck/trailer cargo bed.

During the year ended June 30, 1996, the Registrant through is subsidiary company, Tradesman Industries, Inc.("Tradesman"), a Delaware corporation, completed a prototype minivan. Efforts were expended on showing the prototype to many interest parties during the year. Development work on the minivan was suspended on or about March 31, 1996 due to lack of funding.

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

Production and assembly of the Tradesman vehicles will be outsourced to third parties. Tradesman has commenced discussions with potential production candidates. Components and parts will be serviced in accordance with the manufacturer's standards for after- market service.

Tradesman plans to market its vehicles through (1) established retail automobile and truck dealerships (generally Chrysler) and (2) national accounts.

The Registrant engaged the services of Work Recovery, Inc. through a one year consulting agreement dated July 1, 1994. The services provided relate to marketing activities including holding focus groups with potential users of the Tradesman products; utilizing WRI's existing network of sales representatives to conduct local market research; and to provide graphic, video and printed media consultation on the development of marketing materials. In addition WRI advised Tradesman on the development of additional products; is to provide introductions to existing and future WRI license holders and to assist in the development of international distribution licenses for its products. During the year ended June 30, 1996 it became evident that WRI may not have performed under the consulting agreement as their Form 10K for June 30, 1995 indicated that of the $2,609,000 paid by the Registrant to WRI, only $600,000 has been recognized in proportion to identified costs incurred and that $2,009,000 has been deferred. The Registrant is considering an attempt to recover the funds paid under this agreement.

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

During the year ended June 30, 1996 WRI was placed into receivership and the future of the relationship described above is uncertain.

The specialty vehicle industry is highly competitive and fragmented. There is no single company that provides competition in all product lines. The Company is unaware of any lightweight truck on the market, in the United States, that can lower its entire cargo bed to the ground in a substantially horizontal position.

NATURAL RESOURCE PROPERTIES

In July, 1993, the Registrant, through its wholly owned subsidiary, Queensland Industries, Inc. ("Queensland") entered into a Joint
Venture Agreement with North Queensland Mining Pty Ltd. ("NQM") pursuant to which the parties would develop three mining tenements in North Queensland, Australia. NQM is a corporation owned by the father and brother of the Registrant's President. The interests are described below. The mining tenements leased by the Registrant are for perpetual terms and provide for payment of annual maintenance fees of $3,000.

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

     1. Macauley Creek - Surface exploration has produced assays of 8 oz. per tone silver, 5% lead, .5% zinc and 2.7% copper. Four mines constitute this area. Production up to 1906 totaled 1075 tons. Evidence indicated production occurred after 1906 but no definite records are available. During the year ended June 30, 1995, the Company conducted preliminary exploration drilling to 100 meters in depth at locations dictated by the historic workings and of possible extensions of mineralization. A number of offset mineralizations have been intersected with the drilling program.

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

Exploration of the Tin and Base Metal mines will require an expenditure of $500,000 in the future and if results warrant additional exploration, $1,000,000. The Company has expended approximately $240,000 to date in this evaluation. A new mine plan would only be formulated if data received from ongoing exploration merits same. The Registrant does not have the resources to recommission the mine. If the Registrant can prove by survey that the development of its mining interest is commercially feasible, the Registrant intends to joint venture the development with a company with larger financial resources providing the monies for development. It is not anticipated that the Registrant will be called upon to provide financing to recommission the mine.

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

Under its license agreement, Queensland has the right to open rehabilitation clinics using the ERGOS equipment in Canada. These clinics are intended to provide physical and vocational aptitude assessment services and rehabilitation therapy to physician groups, employers, hospitals and medical clinics and also offer physical assessments for the purpose of complying with the American

Disabilities Act.

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

During the year ended June 30, 1996 WRI has been placed in to receivership and the Company does not expect to pay the balance of the License fee noted above.

TREE FARMING

On April 15, 1994, Wincanton (Aust) Pty. Ltd. ("Australia"), a wholly owned subsidiary of the Registrant, entered into an agreement with Forestry International Pty. Ltd. ("Forestry") to acquire a tree plantation in the country of Australia. The purchase price was $740,200 with $222,060 payable on signing of the agreement. During the year ended June 30, 1995, the Registrant renegotiated the terms of the remaining amount payable. Under the revised agreement, amended on May 18, 1995, the balance due was increased from $700,000 AUD to $900,000 AUD. The revised balance due is to be repaid at $62,500 AUD per month for 12 months with the balance of $150,000 AUD due in the thirteenth month. No interest is payable under the agreement unless in default. During the year ended June 30, 1996 three of the required payments was made and as a result the agreement is in default.

The President of the Registrant owns approximately 19% in Forestry International Inc., parent company to Forestry International Pty.
Ltd.

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

The Registrant retained the services of Work Recovery, Inc. through a one year consulting agreement dated July 1, 1994, whereby WRI will assist the Company through the introduction of influential people in each of the countries where WRI currently holds master license programs for distribution of its products and services. WRI will also provide introductions to governmental agencies within these countries and will direct the Registrant to individuals who have as their primary responsibility decisions related to environmental reforestation and reclamation of land during mining operations. During the year ended June 30, 1996 WRI has been placed in receivership and will be unable to fulfill its commitment to the Registrant under the Consulting Agreement.

In May 1996, Wincanton (Aust) Pty. Ltd. sold all of its assets in a non-arms length transaction. The asset were exchanged for debts owing to related parties including directors and company's with directors in common with Wincanton (Aust) Pty. Ltd. The amounts owing to the related parties resulted from the advance of cash to perform the necessary tree maintenance on the tree farm, mortgage payments made on behalf of the company and for services rendered to he company. The Registrant has ceased the operations of Wincanton
(Aust) Pty. Ltd. due to continuing unsustainable losses.


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

During the year ended June 30, 1996, the property purchase options have expired unexercised.

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

Customers

During the 1996 fiscal year, the Registrant recorded no sales.

Backlog Order

The Registrant has no backlog orders.

Governmental Contracts

The Company has no government contracts.

Research and Development Activities

During the year ended June 30, 1996, the Company incurred expenses of approximately $267,000 for Company sponsored research, automotive design/engineering, development of 1 prototype vehicle and market research activities.

Employees

At June 30, 1996, the company had three full time employees.

ITEM 2. - DESCRIPTION OF PROPERTY

Since June 1993, the Company has maintained its executive office in the office of one of its directors pursuant to an oral month-to-month lease calling for the payment of no rent.

Tradesman leased 21,000 square feet for their headquarters building in an automotive park in Carlsbad, California. The lease is for a period of five years and expires on December 31, 1999 at a rent of $25,110 per month. On or about March 31, 1996 the Registrant terminated the lease and vacated the premises and expects to pay no further rent on same.

As part of its design and engineering program to develop vehicle cargo lifting technology, Tradesman leases 3,306 square feet in an industrial park in Santa Ana, California. The lease is for one year and expires on April 30, 1996 at a rent of $1,620 per month. During the year ended June 30, 1996 the Company has negotiated a termination of this lease and vacated the space.

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

On September 21, 1995, the Second Count for patent infringement was dismissed, with prejudice, by stipulation between the parties and order of Delaware Federal Court. All of the remaining counts were dismissed during the year ended June 30, 1996.

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

                                     PART II

ITEM 5. -         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDERS MATTERS

(a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol WNCC.

     The high and low bid price for the shares of the Company's common stock since trading commenced on August 23, 1993 is as follows:

     PERIOD                                          HIGH BID          LOW BID
     ------                                          --------          -------
     Quarter ended June 30, 1996                     0.50              0.28
     Quarter ended March 31, 1996                    1.00              0.28
     Quarter ended December 31, 1995                 5.25              0.28
     Quarter ended September 30, 1995                11.62
     5.25
     Quarter ended June 30, 1995                     11.75
     9.75
     Quarter ended March 31, 1995                    10.25
     8.00
     Quarter ended December 31, 1994                  8.25             6.00
     Quarter ended September 30, 1994                 --                --
     Quarter ended June 30, 1994                      --                --
     Quarter ended March 31, 1994                     --                --
     Quarter ended December 31, 1993                 5.00              3.00
     August 23 - September 30, 1993                  5.00              1.50

     The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) As at June 30, 1996 there were approximately 780 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.

ITEM 6.- SELECTED FINANCIAL DATA

The selected financial data presented below was derived from the financial statements of the Company which have been audited by Davidson & Company, independent chartered accountants, as to June 30, 1996, June 30, 1995 and by KPMG Peat Marwick Thorne as to June 30, 1994 and December 31, 1993. The years 1989 through 1992 were audited by another firm of independent auditors. The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management Discussion and Analysis of Financial Condition and Results of Operations".

As at and for the years ended December 31,


                         1989        1990         1991        1992         1993
===============================================================================

Sales                    Nil         Nil           Nil         Nil          Nil
Loss from continuing     ($8,596)    ($1,411)   ($12,875)   ($2,408) ($234,846)
operations
Loss from continuing     ($0.01)     Nil            ($0.01)    Nil       ($0.06)
operations per share
Total Assets              $3,701     $2,290         $164       $277   $386,977
Long term obligation     Nil         Nil           Nil         Nil         Nil
Dividends declared       Nil         Nil           Nil         Nil         Nil



                       As at and for  As at and for  As at and for Inception on
                       the period     the year       the year       October 5,
                       ended June     ended June     ended  June   1987 to June
                        30, 1994       30, 1995       30, 1996       30, 1996
================================================================================
Sales                         Nil          Nil         Nil          Nil
Loss from continuing   ($424,715)   ($16,887,396) ($1,800,760) ($19,871,644)
operations
Loss from continuing        ($0.06)      ($1.80)         ($0.19)      N/A
operations per share
Total Assets           $2,506,062    $6,757,292      $355,768         N/A
Long term obligation     $181,300          Nil         Nil          Nil
Dividends declared          Nil            Nil         Nil          Nil







ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above selected financial information and the following discussions should be read in conjunction with the Registrant's consolidated financial statements for the years ended June 30, 1996, June 30, 1995, six months ended June 30, 1994, year ended December 31, 1993 and 1992 and from inception on October 5, 1987 to June 30, 1995 included elsewhere in this form.

Since its incorporation on October 5, 1987, the Registrant has investigated and evaluated various assets, properties and business opportunities for acquisition. Prior to 1993, the Registrant had been unsuccessful in this regard. During 1993, the Registrant entered into a joint venture agreement with a related company to acquire an 85% interest in certain resource properties under development located near Charters Tower, North Queensland, Australia in exchange for 800,000 common shares of the Registrant and cash of approximately $240,000. Exploration of this property continued during 1996.

On March 30, 1994, the Corporation and Queensland entered into a license agreement with Granite Marketing Corp. Under the agreement, Queensland was granted a license of certain patents to manufacture, promote, market, sell and distribute industrial electrical products. The license was terminated in 1995.

On April 15, 1994, Queensland entered into a license agreement with Work Recovery, Inc. Under the agreement, Queensland was granted a master license for Canada, for the use of ERGOS. ERGOS is a trademark name for proprietary equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. No sales have been made during the year ended June 30, 1996. Work Recovery, Inc. was placed into receivership during the year ended June 30, 1996 and the future of this license is uncertain.

On April 15, 1994, Australia entered into an agreement to acquire a tree plantation located in the country of Australia. The $1,000,000 AUD ($740,000 US) purchase price was allocated to land as to $331,000 and plantation assets as to $409,000. A portion of the plantation assets were subsequently sold for $2,000,000 AUD to a third party. Revenue from the sale has been deferred until the purchaser harvests the trees. During the year ended June 30, 1996, Australia sold all of its assets in a non-arms length transaction in exchange for debt.

On April 19, 1994, the Corporation entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain trolley/tow devices. The Corporation has cash advances made to June 30, 1995 of $423,000 to the development of these concept vehicles. During the year ended June 30, 1996, McGee Settlement Trust and Robert Page have sued the Registrant. (see Item 1, Specialty Vehicles and Item 3, Legal proceedings).

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

The option agreements expired unexercised during the year ended June 30, 1996.

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

The Registrant has concentrated its efforts during the year ended June 30, 1996 to completion of Tradesman's prototype vehicle development.

Work Recovery, Inc. was placed in receivership during the year ended June 30, 1996 and the future concerning the agreements discussed above is uncertain.

Liquidity and capital resources

Year ended June 30, 1996 compared to the year ended June 30, 1995

At June 30, 1996, the Registrant has $149,069 of current assets and $8,433,047 in current liabilities compared to $4,799,800 of current assets and $9,487,528 of current liabilities as at June 30, 1995. This decrease in working capital is the result of several factors:

- accounts payable includes $8,251,499 due to Work Recovery, Inc. being $6,751,499 the balance due under the one year consulting agreement entered into on July 1, 1994 and $1,500,000 the balance due under the license agreement dated April 15, 1994.

- amounts and notes receivable decreased from $2,686,069 to $16,208 due to the receipt during the year of $2,525,001 from Work Recovery, Inc. in the form of common shares. This payment represented the final instalment on the purchase by WRI of the Distribution License.

- Current portion of mortgages payable decreased from $688,500 to $nil, as a consequence of the sale of all of the assets from Australia in the non arms-length transaction described elsewhere in this document.

-    As a result of the discontinued operations in Wincanton (Aust)
     Pty. Ltd. the income tax liability has decreased from $166,095 to $nil.

Results of operations

The financial statements attached, have been restated in the prior years to give effect to the discontinued operation of Wincanton
(Aust) Pty. Ltd.

The Registrant's loss for the year ended June 30, 1996 was $1,800,760 compared to $16,887,396 for the year ended June 30, 1995. The decrease in the loss amount is a result of several factors.

Administrative expenses for the year ended June 30, 1996 were $1,758,630 compared to $11,510,353 for the year ended June 30, 1995. Consulting fees were reduced to $442,571 from $9,895,005 in the prior year. This reduction is directly related to the WRI Consulting Agreement for $9,600,000 booked in 1995.

Other expenses were $335,582 which is up slightly form the $305,544 for the prior period, such increase due to the increased activity within Tradesman Industries Inc.

Professional fees for the year ended June 30, 1996 were $561,591 compared to $263,564 for the previous period. This increase is due to the legal defenses of the law suits brought against Tradesman
(see Item 3. - Legal Proceedings)

Promotion expense was $32,016 compared to $182,500.

Research and development expenses for the current year were $100 compared to $437,133 for the prior year. This decrease is a result of the write off of amounts expended on the Thanksmate technology and prototypes being written off during the prior year.

Travel and entertainment expense decreased to $173,733 compared to $318,897. This decrease resulted from less travel required during the year.

Wages increased to $197,196 during the year ended June 30, 1996 up from $88,717 the prior year. This increase is due mainly to the increased number of clerical staff employed during the year.

The registrant recorded a loss on sale of investments of $35,691 during the current year compared to nil the year before. This loss relates to the sale of its Saddle Mountain Timber Corp. shares.

Advances from a director were written down in the current year by $793,481 to there estimated net realizable value. The corresponding write down for the previous year was $467,656. If and when these advances are repaid, the registrant will record a recovery of advances previously written-off.

As a part of the transfer of assets from Australia, the Registrant recorded a loss on the sale of capital assets of $86,832.

Year ended June 30, 1995 compared to the six months ended June 30,
1994

Liquidity and capital resources

At June 30, 1995, the Registrant has $4,799,800 of current assets and $9,487,528 in current liabilities compared to $554,887 of current assets and $626,681 of current liabilities as at June 30, 1994. This decrease in working capital is the result of several factors:

- accounts payable includes $6,951,499 due to Work Recovery, Inc. being the balance due under the one year consulting agreement entered into on July 1, 1994. In addition, accounts payable include $1,500,000 to WRI under a license agreement described elsewhere in this document.

- mortgage payable of $688,500 which results from the renegotiation of amounts due under the April 15, 1994 agreement with Forestry International, Inc. to include interest in the amount of $160,510, all of which is due within one year.

These decreases to working capital are offset by the following:

- the sale of the master distribution license to WRI wherein $2,525,000 was receivable at June 30, 1995.

- the private placement of 100,000 shares for cash proceeds of $1,000,000.

It is anticipated that the Registrant will require further working capital to fund its current operations. It is expected that such funds will be obtained by the sale of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of operations

The financial statements attached, have been restated in the prior years to give effect to the discontinued operation of Wincanton
(Aust) Pty. Ltd.

The Registrant's loss for the year ended June 30, 1995 was $16,887,396 compared to $424,715 for the six months ended June 30, 1994. The increase in the loss amount is a result of several factors.

Administrative expenses for the year ended June 30, 1995 were $11,510,353 compared to $207,001 for the six months ended June 30, 1994. Consulting fees incurred during the year increased to $9,895,005 compared to $53,621 for the six month period ended June 30, 1994. The Registrant incurred $9,600,000 in the consulting fees under a one year consulting agreement with Work Recovery, Inc. dated July 1, 1994, of which $2,653,501 were paid to Work Recovery, Inc. for the following:

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

Other expenses increased to $305,544 compared to $26,188 for the prior period. This increase is results from the increased activity with Tradesman in the development of their prototypes and technology.

Professional fees for the year ended June 30, 1995 were $263,564 compared to $70,718 for the previous period. This increase is due largely to the legal defense of the law suit brought against Tradesman (see Item
3. - Legal Proceedings) and to the cost of completing the Australian real estate option agreements.

Promotion expense was $182,500 compared to nil. Tradesman was active during the year promoting its prototypes and technology, producing printed and video material.

Research and development cost increase to $437,133 from nil. This increase is due to the write off of costs related to the Thanksmate technology, which was abandoned in 1995.

Travel and entertainment  expense increase to $318,897 compared to $42,227. This
increase  resulted  from  travel  by  the  Registrant's   employees  for  legal,
technical, and capital raising activities.

Wages expense was $88,717 compared to nil for the previous year.
Tradesman Industries, Inc. began hiring staff in 1994 for its operations.

During the year ended June 30, 1995 the Registrant sold a 10% interest in its subsidiary, Tradesman. This transaction resulted in a gain of $1,682,774, such gain being included in additional paid-in capital.

The Registrant also recorded an unrealized loss on available for sale securities in the amount of $101,428. This amount represents the decline in value of common shares held Saddle Mountain Timber Corporation.

The real estate options have been written off resulting in a loss of $2,684,537, because the option subsequent to June 30, 1995 expired, unexercised.

Certain advances were written off totaling $467,656, being amounts due from a director, $173,005 and the remainder, $294,651 due from a director of Saddle Mountain Timber Corp.

Licenses were written down by $1,500,000, being the amount due under the WRI license described elsewhere in this document. WRI has been placed into receivership subsequent to June 30, 1995 and the value of this license has been written down to a nominal value.

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

None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of all current directors, executive offices and significant employee of the Company, and of its significant subsidiaries, as well as their ages and specific positions as of the date of this report:

Name and residential address             Position                     Age

Walter Doyle                             Chairman of                   41
38 Orchid Avenue                         the Board and
Surfers Paradise                         President
Queensland, Australia

Henri Hornby                             Secretary                     40
3653 Hemlock Court                       and Director
Reno, Nevada, 89509

Carl Kosnar                              President                     58
2043 San Elijo Avenue                    Tradesman Industries, Inc.
Cardiff by the Sea, California, 92007

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

Carl Kosnar was first elected to the Board of Directors of Tradesman Industries, Inc. in August 1994, and became President and

Chief Executive Officer in August 1994. From May 1993 to July 1994, he was Senior Vice President of corporate development for Postal Annex +, Inc. From February 1992 to April 1993, he was Senior Investment Executive with Paine Webber, Inc. involved in investment banking. From October 1990 to January 1992, Mr. Kosnar was Chief Operating Officer of Rx Medical Services, Inc. a public company reporting under Section 12(g).

ITEM 11.          EXECUTIVE COMPENSATION

For the fiscal year ended June 30, 1996, one executive officer or key employee received aggregate direct remuneration of $96,000. All officers, directors and principal shareholders as a group received aggregate direct remuneration of $139,000 of the $197,196 reported in wages expense.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth, as of June 30, 1996, the Common Stock ownership of each person known by the Company to be the beneficial owner of 5% or more to the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock owned.

Name and Address           Number of Shares Owned    Percentage of Class

Walter Doyle                       2,068,000                 22.3%
38 Orchid Avenue
Surfers Paradise
Queensland, Australia

Henri Hornby                       1,000,000                 10.8%
3653 Hemlock Court
Reno, Nevada, 89509

McGee Settlement                   1,000,000                 10.8%
Trust

Level 1, 4753 Kinghorn St.
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

A director of one of the Registrants subsidiary companies, Wincanton (Aust) Pty. Ltd. is also a director of Dominion Estates
Pty. Ltd., the company which acquired the Registrant's Australian assets.
                                     PART IV


ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

(1)      Financial Statements.  See "Index to Financial Statements" on
         Page ___.

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

10(b)     Amendment to Share Purchase Agreement dated July 31,
          1993. (1)

10(c) Joint Venture Agreement dated July 12, 1993 between North Queensland Mining Pty Ltd. and Queensland Industries,
          Inc. (1)

10(d)     Amendment to Joint Venture Agreement dated July 31, 1993.
          (1)

10(e)     Independent Consultant's Report relating to Flatrock
          Sandstone Deposit. (2)

10(f)     Independent Consultant's Report relating to Grey Granite
          Deposit. (2)
10(g)     Independent Consultant's Report relating to Tin and Base
          Metal Mines. (2)

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

(3) Incorporated by reference as Exhibit Nos. 2-1 with Form 8-K Current Report dated August 22, 1994 ("Form 8-K").

(4)               Incorporated by reference as Exhibit Nos. 2-2 with Form
                  8-K.

(5)               Incorporated by reference as Exhibit Nos. 2-4 with Form
                  8-K.

(6)               Incorporated by reference as Exhibit Nos. 2-5 with Form
                  8-K.

(1)               Incorporated by reference as Exhibit Nos. 2-6 with Form
                  8-K.

(8)               Incorporated by reference as Exhibit Nos. 2-7 with Form
                  8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  January __,1997


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

     Title page                                                    F-1

     Report of Independent Chartered Accountants                   F-2

     Comments by Auditor for U.S. readers on Canada - U.S.
     Reporting Conflict                                            F-2

     Consolidated Balance Sheets as at June 30, 1996 and
     1995                                                        F-3, F-4

    Consolidated Statements of Operations and Deficit
      Accumulated during the Development Stage
     Year ended June 30,  1996,  1995,  six months
      ended June 30, 1994 and year
      ended December 31, 1993
      and from inception to June 30, 1996                         F-5

     Consolidated Statement of Changes in Financial
     Position Year ended June 30,
     1996,  1995,  six months ended June 30,
     1994 year ended  December 31, 1993
     and from inception
     to June 30, 1996                                           F-6, F-7

     Notes to Consolidated Financial Statements                F-8 to F-19

                              WINCANTON CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS
                      (A Company in the development stage)
                           (Expressed in U.S. dollars)


                                  JUNE 30, 1996

                                AUDITORS' REPORT


To the Shareholders of
Wincanton Corporation
(A Company in the development stage)

We have audited the consolidated balance sheets of Wincanton Corporation (a company in the development stage) as at June 30, 1996 and 1995 and the consolidated statements of operations and deficit accumulated during the development stage and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1996 and 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.

The audited consolidated statements of operations and deficit accumulated during the development stage and changes in financial position for the six month period ended June 30, 1994 and for the year December 31, 1993 were examined by other auditors who expressed an opinion without reservation on those statements in their report dated September 9, 1994.



Vancouver, Canada                                       Chartered Accountants

November 13, 1996

                      COMMENTS BY AUDITORS FOR U.S. READERS
                       ON CANADA - U.S. REPORTING CONFLICT


In the United States, reporting standards for auditors require the expression of a qualified opinion when the financial statements are affected by significant uncertainties such as those referred to in Note 1 to these financial statements. The above opinion in our report to shareholders dated September 3, 1996 for the year ended June 30, 1995 is not qualified with respect to, and provides no reference to, these uncertainties since such an opinion would not be in accordance with Canadian reporting standards for auditors when the uncertainties are adequately disclosed in the financial statements.



Vancouver, Canada                                        Chartered Accountants

November 13, 1996

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30


                                               1996                      1995
                                               ------------------------------




ASSETS


Current

     Cash                               $    32,096            $       2,113,731

     Amounts and notes receivable (Note 3)   16,208                    2,686,069

     Due from a director (Note 4)           100,765                    -
                                           ----------------           ----------

                                            149,069                    4,799,800

Resource properties (Note 5)                     1                             1

Investments, advances and licences (Note 6)  35,020                      890,952

Capital assets (Note 7)                     171,678                    1,066,539
                                    ---------------           ------------------

                                        $   355,768           $        6,757,292
                                   =============================================

              The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30


                                                          1996              1995
                                                  ------------------------------




LIABILITIES AND SHAREHOLDERS' EQUITY

Current

 Accounts payable and accrued liabilities (Note 3)  $8,433,047       $8,632,933
 Current portion of mortgage payable (Note 8)          -                688,500
 Income taxes payable                                  -                166,095
                                                  ------------     -------------

                                                     8,433,047        9,487,528
Unearned revenue (Note 3)                            5,005,251        8,535,251
                                                ---------------    -------------

                                                    13,438,298       18,022,779
                                                 --------------  ---------------

Shareholders' equity Capital stock (Note 9)
   Authorized
      15,000,000   preferred shares
      15,000,000   common shares, par value of $0.0001 per share
   Issued
       9,287,752   common shares (1995 - 9,287,752)        835              835
       4,195,895   preferred shares (1995 - 4,195,895)       5                5
     Additional paid-in capital (Note 9)             6,494,596        6,494,596
     Cumulative translation adjustment                 (14,764)           1,519
     Deficit, accumulated during
          the development stage                    (19,563,202)     (17,762,442)
                                                   -------------  -------------
                                                   (13,082,530)     (11,265,487)
                                                  --------------  -------------
                                                  $     355,768   $   6,757,292
================================================================================



Continuing operations (Note 1)
Commitments (Notes 3 and 6)
Contingency (Note 16)

On behalf of the Board:




 ____________________________Director   _______________________________Director

              The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in U.S. dollars)


                                                           Six Months
                From Inception   Year Ended   Year Ended   Ended     Year ended
                to June 30,      June 30,     June 30,    June 30,  December 31,
                1996             1996         1995         1994      1993
-------------------------------------------------------------------------------




Exploration and development
expenditures on resource
properties       $   182,871   $    26,783  $    78,264  $    20,168    $57,656
                  -----------   -----------  -----------  ----------- ----------


Administration expenses
Consulting        10,391,197       442,571    9,895,005       53,621       -
Financing costs       49,306          -            -            -        18,749
Joint venture
 operations
 (Note 10)            82,358        15,841       18,993       14,247     33,277
Management fees        5,000          -            -            -         5,000
Other                710,940       335,582      305,544       26,188     42,090
Professional fees    926,682       561,591      263,564       70,718     30,809
Promotion            214,516        32,016      182,500         -         -
Research and
  development        437,233          100       437,133         -         -
Travel and
 entertainment       598,535       173,733      318,897       42,227     63,678
Wages                285,913       197,196       88,717         -         -
                    ----------   -----------  -----------  --------  -----------

                  13,701,680     1,758,630   11,510,353      207,001    193,603
                   -----------   -----------  -----------  ---------  ----------


Other income (expenses)
Unrealized loss on
  available for sale
  securities
  (Note 6)         (101,428)         -        (101,428)        -          -
Write-down of
licence (Note 6) (1,500,000)         -      (1,500,000)        -          -
Loss on sale
 of investments     (64,305)      (35,691)     (28,614)        -          -
Write-off of
 options to purchase
  real estate
  (Note 11)      (2,684,537)         -      (2,684,537)        -          -

 Write-off of
   advances
   (Note 13)     (1,261,137)     (793,481)    (467,656)        -           -
 Loss on sale of
  capital assets    (86,832)      (86,832)        -            -           -
                  -----------   -----------  -----------  --------


                 (5,698,239)     (916,004)  (4,782,235)        -           -
                -----------   -----------  -----------  -----------   ---------


Loss before
 discontinued
 operations
 and non-
 controlling
 interest       (19,582,790)   (2,701,417) (16,370,852)    (227,169)   (251,259)

Non-controlling
 interest in
 loss of
 subsidiary         212,477          -         186,976        9,088      16,413
                 -----------   -----------  -----------  ----------    --------

Loss before
 discontinued
 operations     (19,370,313)   (2,701,417) (16,183,876)    (218,081)   (234,846)

Income (loss)
 from discontinued
 operations
 (Note 12)           (9,497)      900,657     (703,520)    (206,634)       -
                 -----------   -----------  -----------  -----------  ---------

Loss for
 the period     (19,379,810)   (1,800,760) (16,887,396)    (424,715)   (234,846)

Deficit,
 accumulated
 during the
 development
 stage, beginning
 of period             -      (17,762,442)    (875,046)    (266,939)    (32,093)

Redemption of
 non-controlling
 interest in
 subsidiary from
 related party
 (Note 5)          (183,392)         -            -        (183,392)       -
                 -----------   -----------  -----------  ----------- ----------


Deficit,
 accumulated
 during the
 development
 stage, end of
 period       $(19,563,202) $ (19,563,202)$ (17,762,442)$  (875,046) $(266,939)
================================================================================


Loss per share                 $       (0.19) $      (1.80) $   (0.06)$   (0.06)
================================================================================

              The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in U.S. dollars)

                                                                              Six Months
                                     From Inception   Year Ended   Year Ended   Ended     Year Ended

                                     to June 30,      June 30,     June 30,     June 30,  December 31,

                                     1996             1996         1995         1994      1993
  ---------------------------------------------------------------------------------------------------




CASH PROVIDED BY (APPLIED TO):


CONTINUING OPERATIONS

     Loss from continuing operations  $(19,370,313) $(2,701,417) $(16,183,876)$  (218,081) $ (234,846)

     Items not affecting cash:
       Amortization of
       organization costs                      515          -            -            -          -
       Expenses paid by stock issuance      60,000          -          60,000         -          -
       Write-off of advances for
       research and development             50,780          -          50,780         -          -
       Write-off of options to
       purchase real estate              2,684,537          -       2,684,537         -          -
       Write-off of advances             1,261,137       793,481      467,656         -          -
       Write-down of licences            1,500,000          -       1,500,000         -          -
       Loss on sale of capital assets       86,832        86,832         -            -          -
       Loss on sale of investments          35,691        35,691         -            -          -
       Other                                 1,519          -           9,749      (15,384)     7,154

     Changes in non-cash working capital:
       Amounts and notes receivable      3,112,792     2,669,861      463,401       (7,529)   (12,941)
       Due from a director                 (86,270)     (100,765)      61,901       30,686    (78,092)
       Accounts payable and
       accrued liabilities               7,631,785      (199,886)   7,756,915       62,143     12,513
                                        -----------   -----------  -----------  -----------   --------


                                        (3,030,995)      583,797   (3,128,937)    (148,165)  (306,212)
                                        -----------   -----------  -----------  -----------  ---------

DISCONTINUED OPERATIONS









     Income (loss) from
     discontinued operations              (9,497)       900,657     (703,520)    (206,634)      -

     Items not affecting cash:
       Loss on sale of investments       587,826       587,826         -            -           -
       Gain on sale of plantation
        maintenance obligation          (221,888)     (221,888)        -            -           -

     Changes in non-cash working capital:
       Accounts payable and accrued
       liabilities                       801,262          -          801,262         -          -
       Income taxes payable                 -         (166,095)      (39,140)     205,235       -


     Proceeds from sale of
       capital assets                    391,701       391,701         -            -           -
     Proceeds from sale of investments   148,629       148,629         -            -           -
     Long-term debt                         -         (688,500)     160,510      527,990        -
     Investments                        (736,455)         -        (736,455)        -           -
     Capital assets                     (764,855)      (12,343)     (12,512)    (740,000)       -
     Unearned revenue                    692,000    (1,530,000)   2,000,000      222,000        -
     Other                                31,921        31,921         -            -           -
                                        -----------   -----------  -----------  --------   ----------

                                         920,644      (558,092)   1,470,145        8,591       -
                                        -----------   -----------  -----------  ----------- ---------







                                                 -   continued  -






              The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in U.S. dollars)



                                                                  Six Months
                            From Inception Year Ended  Year Ended  Ended    Year Ended

                            to June 30,    June 30,    June 30,   June 30,  December 31,

                            1996           1996        1995       1994      1993              ---------------
------------------------------------------------------------------------------------




Continued.....


FINANCING ACTIVITIES
Due to a director     $      -      $      -     $      -     $      -   $ (13,070)
Unearned revenue          630,827    (2,000,000)   2,630,827         -          -
Advances on account
 of share subscriptions      -             -        (117,000)      76,848   40,152
Issue of capital stock  2,024,148          -       1,039,999      390,152  574,797
Additional paid-in
  capital               1,682,774          -       1,682,774         -          -
Redemption of minority
 interest in subsidiary  (183,392)         -            -        (183,392)      -
                          ---------   -----------  -----------  -----------  --------


                        4,154,357    (2,000,000)   5,236,600      283,608  601,879
                       -----------   -----------  -----------  -----------  ---------



INVESTING ACTIVITIES
 Resource properties          (1)          -           -            -           (1)
 Investments, advances
 and licences         (1,582,882)     (136,500)  (1,156,194)    (290,188)         -
 Capital assets         (321,989)       (7,962)    (281,249)     (30,902)   (1,876)
 Options on real estate (143,645)         -        (143,645)        -             -
 Organization cost          (515)         -            -            -             -
 Proceeds from sale
  of capital assets       16,436        16,436          -           -             -
 Proceeds from sale
  of investments          20,686        20,686         -            -             -
                       -----------   -----------  -----------  ----------   ---------


                      (2,011,910)     (107,340)  (1,581,088)    (321,090)   (1,877)
                       -----------   -----------  -----------  -----------  ---------












Change in cash
  position during
  period                32,096    (2,081,635)   1,996,720    (177,056)     293,790


Cash, beginning
 of period                -        2,113,731      117,011      294,067         277
                    -----------   -----------  -----------  -----------  ----------


Cash, end of period $    32,096   $    32,096  $ 2,113,731  $   117,011  $ 294,067
==================================================================================




              The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




1.      CONTINUING OPERATIONS

        These consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, notwithstanding that the Company has incurred significant operating losses and has an excess of liabilities over assets at June 30, 1996 of $13,082,530. Future operations of the Company, and the related recoverability of the costs of acquiring its licences (Note 6), are dependent upon:

        a) Obtaining additional financing to meet its liabilities as they come due and carry out its business plans;

        b) Resolving the legal claim described in Note 16 on conditions favourable to the Company;

        c) Meeting certain minimum product delivery requirements under its licences in order to maintain its licences in good standing,

        d) Obtaining dismissal of any legal obligation to pay Work Recovery, Inc. for the accrued consulting fees described in Note 3.

        e) Attaining profitable operations from its various businesses described in Note 2.

        As at June 30, 1996, the Company had a working capital deficiency of $8,283,978.



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

        ii) 90% of the shares of Tradesman Industries, Inc. ("Tradesman"), a development stage company incorporated under the laws of the State of Delaware, U.S.A., whose principal business is intended to be the manufacturing, marketing and distribution of trucks, minivans and trailers with cargo beds and tailgate systems, that lower to the ground.

        iii) 100% of the shares of Wincanton Properties Pty. Ltd. ("Properties"), a company incorporated under the laws of Australia, whose sole purpose is to hold options to acquire real estate properties, more particularly described in
               Note 11.

        iv) 100% of the shares of Wincanton Holdings Pty. Ltd. ("Holdings"), a company incorporated under the laws of Australia, whose sole purpose is to hold options to acquire real estate properties, more particularly described in Note 11.

        These consolidated financial statements include the accounts of the Company, its subsidiaries, Tradesman, Properties, Holdings, Queensland and Queensland's proportional share of the assets, liabilities, revenue and expenses of the joint venture described in Note 10. All significant intercompany transactions and balances have been eliminated.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




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

        Investments, advances and licences

        Investments, advances and licences consist of investments in shares of companies which are available for sale, advances to individuals and companies, and licences. Investments in shares of companies which are available for sale are initially recorded at cost with subsequent unrealized gains and losses included in a separate component of shareholders' equity, except where a decline in value is other than temporary, in which case the loss is reflected in income. Advances and licences are recorded at cost and are written-down to reflect a permanent impairment in value.

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

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




2.      SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


        Research and development costs

        Research and development costs are charged to operations as incurred.


        Loss per share

        Loss per share is calculated based on the weighted average number of shares outstanding during the year ended June 30, 1996, being 9,287,752 shares (year ended June 30, 1995 - 9,387,738 shares; six months ended June 30, 1994 - 7,098,000 shares; and year ended December 31, 1993 - 3,375,000 shares).



3.      AMOUNTS AND NOTES RECEIVABLE




                                                    1996            1995
        ------------------------------------------------------------------------

        Work Recovery, Inc.                          $1           $  2,525,001

        Other                                    16,207          161,068
                                                 ------        ---------

                                                $16,208      $  2,686,069
        ========================================================================

        Work Recovery, Inc.


        The Company entered into an agreement with Work Recovery, Inc. ("WRI") to issue common shares representing a 10% interest in Tradesman. The Company received common shares of WRI with a market value of $2,500,000 as consideration, realizing a dilution gain of $1,682,774, which has been treated as an addition to paid-in-capital. In addition, Tradesman entered into an agreement with WRI to sell marketing rights for the cargo bed and tailgate systems in exchange for common shares of WRI with a market value of $5,005,251. During the year ended June 30, 1995, the Company sold all of the WRI shares it had received through June 30, 1995 for net proceeds of $4,980,250, resulting in a nominal gain.

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

        The final instalment of shares of WRI with an aggregate value of $2,525,000 was received on July 15, 1995. As at June 30, 1996, the Company held 401,163 shares of WRI which have been recorded at a nominal value of $1.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




3.      AMOUNTS AND NOTES RECEIVABLE (cont'd.....)


        Work Recovery, Inc. (cont'd.....)

        In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provide consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. WRI was to provide these services for $800,000 per month for a one year period through June 30, 1995. Of this amount, approximately $2,650,000 was paid, with the remaining $6,950,000 included in accounts payable at June 30, 1995. During the year, a further $200,000 was paid. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 already paid. There is no assurance the Company will be able to recover any of the amounts as WRI has been placed into receivership and WRI is currently under investigation by the Securities Exchange Commission for various securities violations. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.


        Saddle Mountain Timber Corp.

        Wincanton (Aus) entered into an agreement with an arms length company, whereby plantation assets (trees) were sold for $2,000,000 AUD ($1,530,000 U.S.). Under this agreement, Wincanton (Aus) was required to care for the trees on the plantation for a period equal to the lessor of 20 years, or until the trees are harvested.

        On August 29, 1994, the Company accepted 2,428,571 common shares of the purchaser Saddle Mountain Timber Corp. (Note 6), in full settlement of amounts receivable under the sale of the agreement.

        On May 14, 1996, Wincanton (Aus) sold the forestry land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton (Aus), in exchange for amounts owing. Dominion Estates Pty Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note 12).



4.      DUE FROM A DIRECTOR

        Amounts due from a director are non-interest bearing and due on demand. During the year, the Company determined that advances of $593,981 to a director were uncollectible and consequently wrote-off the amounts to operations (Note 13).



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

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




5.      RESOURCE PROPERTIES (cont'd.....)


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




6.      INVESTMENTS, ADVANCES AND LICENCES



                                      Total
        Total
                                   Advances            1996          1995

        Thanksmate Pty. Ltd.            $-          $  -            $  100
        Saddle Mountain Timber Corp.    -              -               792,832
        Work Recovery Inc.              20             20              20
        Other                           35,000         35,000          98,000
                                        ------       --------        --------

                                       $35,020     $  35,020       $  890,952
        ========================================================================



        Thanksmate Pty Ltd.

        On April 19, 1994, the Company entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain electro-hydraulic cargo bed and tailgate systems of Thanksmate Pty. Ltd. Consideration for the acquisition consisted of the payment of $130,000 AUD ($96,300 U.S.) for the express purpose of building five different prototypes, and the issuance of 1,000,000 common shares. The Company has recorded this licence at a nominal value of $100. The licence was subsequently transferred to Tradesman and written-off to research and development in 1996.

        During the fiscal year ended June 30, 1995, a claim was filed against Tradesman for alleged misappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). During the year, all of the claims under this litigation were dismissed.


        Saddle Mountain Timber Corp.

        The Company owned 2,626,571 shares of Saddle Mountain Timber Corp. (formerly Saddle Mountain Mining Corp.), a company trading publicly on the Alberta Stock Exchange. These shares, with an aggregate cost of $1,458, 306 had been classified as "available for sale". The value of these shares had declined since acquisition, the decline was considered to be other than temporary, and accordingly the shares were recorded at their market value at June 30, 1995. These shares were sold in 1996 for a further loss of $623,517.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




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

        Advance royalties of $1,500,000 were required to be paid by the Company during the year ended June 30, 1995; this amount had been included in licences. As at June 30, 1996, the $1,500,000 remains unpaid and is included in accounts payable and accrued liabilities. During the year, management determined that there was an impairment in the value of the licence and has written it down to a nominal value of $20.


        Other


        The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances are non-interest bearing, with no fixed terms of repayment. During the year, the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $35,000). Consequently, $199,500 (1995 - $294,651) has been written-off to operations (Note 13).



7.      CAPITAL ASSETS



                                                   Accumulated
        Net Book Value
                                  Cost           Depreciation1996          1995


        Land                      $-          $  -       $  -         $  331,466
        Plantation assets           -            -          -            495,271
        Vehicles                  169,148        -          169,148      137,458
        Furniture and equipment   2,530          -            2,530       97,812
        Leasehold improvements    -              -          -              4,532
                                  ----         ------     ------         -------

                             $     171,678  $   -        $  171,678 $  1,066,539
        ========================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




8.      MORTGAGE PAYABLE


                                                 1996            1995
        ------------------------------------------------------------------------

        Mortgage payable                     $  -            $  688,500
        Current portion                         -               (688,500)
                                              ------          ----------

                                             $  -            $  -
        ========================================================================

        The purchase price of the land and plantation assets in 1994 was $1 million AUD ($740,200 U.S.), payable as to $300,000 AUD ($222,000 U.S.)
        on  signing  and  the  remaining   $700,000  AUD   ($518,200   U.S.)  in
        instalments.

        During the year ended June 30, 1995, Wincanton (Aus) renegotiated the terms of the mortgage to reflect accrued interest of $160,510. The mortgage was due on demand, and accordingly the entire amount was classified as a current liability. The Company also issued 210,000 shares to the vendor of the plantation assets and land as security for the mortgage payable. It is expected that these shares will be returned to treasury when the mortgage is settled (Note 12).


9.      CAPITAL STOCK

        Capital stock issued from incorporation of the Company on October 5, 1987 to June 30, 1996 is summarized as follows:


                                                 Capital Stock       Additional
                                                       Amount          paid-in
                                                      Shares           capital
  Total

  1987      Issued for cash at $0.10 per share,
         net of offering costs of $500                  100,000$        10      $  9,490        $  9,500

  1988      Issued for cash at $0.10 per share,
            net of offering costs of $500                   100,000     10         9,490           9,500

            Issued for cash at $0.0001 per share          1,000,000    100         -                 100

  1991      Issued for cash at $0.0333 per share              3,000      1            99             100
                                                         -----------  -----           ----          -----

  At December 31, 1991 and 1992                           1,203,000    121        19,079          19,200

  1993      Issued for business acquisition                 800,000      1              -               1
         Issued for cash at $0.01 per share               2,000,000    200        19,800          20,000
         Issued for cash at $0.02 per share               2,000,000    200        39,800          40,000
         Issued for cash at $1.00 per share                 514,796     51       514,745         514,796
                                                      -------------    ----     ---------       ---------

  At December 31, 1993                                    6,517,796    573       593,424         593,997

  1994      Issued for cash at $3.00 per share               13,384 40,151        40,152
         Issued for cash at $2.50 per share                 140,000     14       349,986         350,000
         Issued for licences at $0.0001 per share         2,075,000    208         -                 208
                                                    ---------------   -------     ------          -----

  At June 30, 1994                                        8,746,180    796       983,561         984,357


                                            -  continued  -

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




9.      CAPITAL STOCK (cont'd.....)





                                                                           Capital Stock          Additional
                                                                                                 paid-in
                                                               Shares          Amount            capital
        Total

        continued.....

        At June 30, 1994                                        8,746,180       $796       $  983,561      $  984,357

        1995      Issued for cash at $1.01 per share              116,000        12           116,988         117,000
               Issued for shares in Work Recovery, Inc.           200,000        20           187,480         187,500
               Issued as security for mortgage
                  payable (Note 8)                                210,000         1              -                  1
               Issued for options to purchase real
                  estate (Note 11)                                784,572        78         2,540,809       2,540,887
               Issued for cash at $10 per share, net
                  of offering costs of $77,000                    100,000        10           922,990         923,000
               Issued for services received                         6,000         6            59,994          60,000
               Shares returned and cancelled (Note 6)            (875,000)      (88)           -                  (88)
               Gain on dilution of interest in
                  Tradesman (Note 3)                                 -           -          1,682,774       1,682,774
                                                            -------------  ---------     -----------      -----------

        At June 30, 1996 and 1995                               9,287,752      $835      $  6,494,596    $  6,495,431
        =============================================================================================================





        Preferred shares

 Preferred stock
                                                              Shares     Amount

 Class A convertible preferred stock, convertible into
    common stock at $4.80 per share                          918,000     $ 1

 Class B convertible preferred stock, convertible into
    common stock at $5.20 per share                          381,323       1

 Class C convertible preferred stock, convertible into
    common stock at $5.60 per share                          836,035       1

 Class D convertible preferred stock, convertible into
    common stock at $6.00 per share                        1,055,700       1

 Class E convertible preferred stock, convertible into
    common stock at $7.86 per share                        1,004,837       1
                                                      --------------


                                                           4,195,895  $   5

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




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

        The warrants expire on December 6, 1999.


10.     INVESTMENT IN JOINT VENTURE

        These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:

                                                    June 30,        June 30,
                                                   1996                 1995

  Cash                                         $       2,351  $       32,551
  Accounts receivable and deposits                     7,543          12,782
  Resource properties                                      1               1
  Equipment                                            2,530           2,507
  Accounts payable                                      -               (974)
                                               -------------  --------------

  Venturer's equity and advances               $      12,425  $       46,867
                                               =============  ==============


  Exploration and development expenditures     $      26,783  $       78,264
  Administrative expenses                             12,282           3,695
                                               -------------  --------------

                                               $      39,065  $       81,959
      ==========================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




11.     WRITE-OFF OF OPTIONS TO PURCHASE REAL ESTATE

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


                         Option                          Common Shares Issued
                  Preferred shares issued
                Purchase             Number                Number
Property name   Price        Cash   of Shares    Amount   of Shares      Amount
------------------------------------------------------------------------------



Best Place    $5,202,000  $ 26,418  142,130  $ 460,297     918,000  Class A $ 1
121 Tamar St   2,065,500    10,490   61,965    200,678     381,323  Class B   1
Conway Court   5,202,000    26,418  146,306    473,821     836,035  Class C   1
Conway Plaza   7,038,000    35,742  197,553    639,788   1,055,700  Class D   1
Manchester     8,778,375    44,577  236,618    766,303   1,004,837  Class E   1
              ----------- -------- ---------- ----------  --------- --------- -

           $  28,285,875 $ 143,645  784,572 $2,540,887   4,195,895          $ 5
        ========================================================================


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

        Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares and the issue of preferred shares, which have been assigned a nominal value of $5 in total (see Note 9). During the 1995 fiscal year, the options expired unexercised and consequently all related costs were written-off to operations.

12.     DISCONTINUED OPERATIONS

        On January 12, 1994, the Company incorporated Wincanton (Aust) Pty Ltd. ("Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January, 1994, its principal business was growing trees.

        During the current year, Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) have been written-off in the current year.

        The operating results of this discontinued  business have been disclosed
        separately  from  the  Company's   continuing   operations.   Additional
        information is as follows:



                                  1996           1995          1994        1993
 -------------------------------------------------------------------------------

 Loss before income taxes         $(666,948)  $   (747,083)     $  (1,400) $  -
 Income tax recovery (provision)  -                 43,563       (205,234)    -
 Gain on discontinued operations  1,567,605              -           -        -
                                  ---------      ------------   ----------  ----

 Income (loss) from discontinued
     operations                   $ 900,657   $   (703,520)     $(206,634) $  -
 ===============================================================================

 Income (loss) per share from
    discontinued operation        $0.10       $   (0.07)       $    (0.03) $   -
 ===============================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




13.     WRITE-OFF OF ADVANCES


                                                        1996             1995
        -----------------------------------------------------------------------

        Due from a director (Note 4)                  $      593,981   $173,005
        Other (Note 6)                                       199,500    294,651
                                                       -------------- ----------

                                                      $      793,481   $467,656
        ========================================================================




14.     INCOME TAXES

        At June 30, 1996, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts.


                                                        United States    Canada

        Losses - expiring 2000 to 2009                  450,000      $   265,000
        Amounts deducted for accounting purposes in
           excess of amounts deducted for tax           5,015,000              -
                                                        ---------     ----------

                                                      $ 5,465,000    $   265,000
        ========================================================================

15.     RELATED PARTY TRANSACTIONS

        During the year, subsidiaries of the Company purchased services from companies with directors in common in the amount of $3,214 (1995 - $12,623). Included in accounts payable at June 30, 1996 is $Nil (1995 - $23,731) due to companies with directors in common.

        During the year, Wincanton (Aus) sold its forestry land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton (Aus), in exchange for amounts owing. Dominion Estates Pty Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note 12).



16.     CONTINGENCY

        A claim for approximately $30,000,000 has been made against the Company, Tradesman, certain of its directors, officers et al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel is of the opinion that the plaintiff has breached its agreement to provide technology to the Company and Tradesman and that no loss should be incurred. The Company is defending the claim and is unable to determine at this time what liability, if any, it may ultimately have as a result of this claim. Any settlement resulting from this claim will be treated retroactively.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1996




17.     SEGMENTED INFORMATION

        The Company operates in Canada and United States. Identifiable assets by geographic segment are as follows:


                                         1996             1995
        --------------------------------------------------------

        Australia                     $-           $   1,655,578
        Canada                         15,107            119,853
        United States                 340,661          4,981,861
                                      -------       ------------

                                      $355,768     $   6,757,292
        ========================================================


        All expenses are corporate in nature.