Form 10-Q
period 1996-09-30
WINCANTON CORP
filed 1997-07-10
CIK 847917

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ending September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 0-23712

                             Wincanton Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Washington                                              91-1395124
--------------------------------                             -------------------
State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization                             Identification No.)

                 3653 Hemlock Court, Reno, Nevada          89505
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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements  (Unaudited)

Consolidated Balance Sheets as at September 30, 1996 and
 September 30, 1995                                                  4

Consolidated Statements of Operations and Deficit
 Accumulated during the Development Stage
Three months ended September 30, 1996
Year ended June 30, 1996
Year ended June 30, 1995 and
From inception to September 30, 1996                                 5


Consolidated Statements of Changes in Financial Position
Three months ended September 30, 1996
Year ended June 30, 1996
Year ended June 30, 1995
From inception to September 30, 1996                                 6 - 7

Notes to Consolidated Financial Statements                           8 - 15

Item 2.  Management's Description and Analysis of
         Financial condition and Results of Operations              16 - 17


PART II  OTHER INFORMATION                                          18 - 19
-------  -----------------

Signatures                                                          20
----------

Consolidated Financial Statements of

WINCANTON CORPORATION
(a company in the development stage)
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Balance Sheet
(Expressed in U.S. dollars)

(unaudited, prepared by management)




===================================================================================================================================
                                                                                             September 30,            September 30,
                                                                                                      1996                     1995
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
       Cash                                                                    $                    23,496                  972,451
       Amounts and notes receivable and deposits (note 3)                                           13,613                  159,143
       Due from a director (note 4)                                                                 73,788                  881,696
       ----------------------------------------------------------------------------------------------------------------------------
                                                                                                   110,897                2,013,290

Resource properties (note 5)                                                                             1                        1

Investments and advances (note 6)                                                                   35,020                1,075,953

Capital assets (note 7)                                                                            171,678                1,099,681

-----------------------------------------------------------------------------------------------------------------------------------

                                                                               $                   317,596                4,188,925
===================================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable and accrued liabilities                                $                 8,500,027                8,746,252
       Income taxes payable                                                                              -                  166,095
       Mortgage payable (note 8)                                                                         -                  600,775
       ----------------------------------------------------------------------------------------------------------------------------
                                                                                                 8,500,027                9,513,122

Unearned revenue (note 3)                                                                        5,005,251                6,535,251

Shareholders' equity (note 9)
             Capital stock
                   Authorized:
                    15,000,000 preferred shares
                    15,000,000 common shares with a par
                                       value of $0.0001 per share
                   Issued:
                   9,287,752 common shares (September 30, 1995 - 9,287,752)                            835                      835
                   4,195,895 preferred shares (September 30, 1995 - 4,195,895)                           5                        5
             Additional paid-in capital                                                          6,494,596                6,494,596
             Cumulative translation adjustment                                                     (14,635)                 (20,234)
             Retained earnings (deficit) accumulated during
                   the development stage                                                       (19,668,483)             (18,334,650)
             ----------------------------------------------------------------------------------------------------------------------
                                                                                               (13,187,682)             (11,859,448)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                               $                   317,596                4,188,925
===================================================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

        ______________________ Director          ______________________ Director

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)


===================================================================================================================================
                                                                       From inception
                                                                        on October 5,    Three months
                                                                                 1987           ended     Year ended    Year ended
                                                                     to September 30,   September 30,       June 30,      June 30,
                                                                                 1996            1996           1996          1995
-----------------------------------------------------------------------------------------------------------------------------------
Exploration and development expenditures                          $           182,871               -         26,783        78,264

Administrative expenses:
       Financing costs                                                         49,306               -              -             -
       Joint venture operations                                                82,358               -         15,841        18,993
       Management fees to a director                                            5,000               -              -             -
       Consulting  and other fees                                          10,391,197               -        442,571     9,895,005
       Other                                                                  745,830          34,890        335,582       305,544
       Professional fees                                                      986,676          59,994        561,591       263,564
       Promotion                                                              216,047           1,531         32,016       182,500
       Research and development                                               437,233               -            100       437,133
       Travel and  entertainment                                              607,401           8,866        173,733       318,897
       Wages                                                                  285,913               -        197,196        88,717
       ----------------------------------------------------------------------------------------------------------------------------
                                                                           13,806,961         105,281      1,758,630    11,510,353

Other expenses
       Unrealized loss on available for sale securities                      (101,428)              -              -      (101,428)
       Loss on sale of capital assets                                         (86,832)              -        (86,832)            -
       Write-off of Real Estate Options (note 11)                          (2,684,537)              -              -    (2,684,537)
       Write-off of advances                                               (1,261,137)              -       (793,481)     (467,656)
       Write-down of licence                                               (1,500,000)              -              -    (1,500,000)
       Loss on sale of investments                                            (64,305)              -        (35,691)      (28,614)
       ----------------------------------------------------------------------------------------------------------------------------
                                                                           (5,698,239)              -       (916,004)   (4,782,235)
       ----------------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations and non-controlling interest          (19,688,071)       (105,281)    (2,701,417)  (16,370,852)

       Minority interest in loss of subsidiary                                212,477               -              -       186,976
       ----------------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations                                       (19,475,594)       (105,281)    (2,701,417)  (16,183,876)

       Income (loss) from discontinued operations                              (9,497)              -        900,657      (703,520)
       ----------------------------------------------------------------------------------------------------------------------------

Loss for the period                                                       (19,485,091)       (105,281)    (1,800,760)  (16,887,396)

Deficit accumulated during the
development stage, beginning of period                                              -     (19,563,202)   (17,762,442)     (875,046)

Redemption of minority interest in subsidiary                                (183,392)              -              -             -
-----------------------------------------------------------------------------------------------------------------------------------

Deficit accumulated during the
development stage, end of period                                  $       (19,668,483)    (19,668,483)   (19,563,202)  (17,762,442)
===================================================================================================================================

Loss per share                                                    $                             (0.01)         (0.19)        (1.80)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)


====================================================================================================================================
                                                                             From inception
                                                                              on October 5,   Three months
                                                                                       1987          ended  Year ended   Year ended
                                                                           to September 30,  September 30,    June 30,     June 30,
                                                                                       1996           1996        1996         1995
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

CONTINUING OPERATIONS

Operations:
       Loss from continuing operations                                  $       (19,475,594)      (105,281) (2,701,417) (16,183,876)
       Items not involving cash
             Amortization of organization costs                                         515              -           -            -
             Expenses paid by stock issuance                                         60,000              -           -       60,000
             Write off of advances for research and development                      50,780              -           -       50,780
             Write off of options to purchase real estate                         2,684,537              -           -    2,684,537
             Write-off of advances                                                1,261,137              -     793,481      467,656
             Write-down of licence                                                1,500,000              -           -    1,500,000
             Loss on sale of capital assets                                          86,832              -      86,832            -
             Loss on sale of investments                                             35,691              -      35,691            -
             Other                                                                    1,648            129           -        9,749
       Change in non-cash operating working capital:
                   Amounts and notes receivable and deposits                      3,115,387          2,595   2,669,861      463,401
                   Due from (to) a director                                         (59,293)        26,977    (100,765)      61,901
                   Accounts payable and accrued liabilities                       7,698,765         66,980    (199,886)   7,756,915
       -----------------------------------------------------------------------------------------------------------------------------
                                                                                 (3,039,595)        (8,600)    583,797   (3,128,937)
       -----------------------------------------------------------------------------------------------------------------------------

       DISCONTINUED OPERATIONS

             Income (loss) from discontinued operations                              (9,497)             -     900,657     (703,520)

             Items not affecting cash:
                   Loss on sale investments                                         587,826              -     587,826            -
                   Gain on sale of plantation maintenance obligations              (221,888)             -    (221,888)           -

             Changes in non-cash working capital
                   Accounts payable and accrued liabilities                         801,262              -           -      801,262
                   Income taxes payable                                                   -              -    (166,095)     (39,140)

             Proceeds on sale of capital assets                                     391,701              -     391,701            -
             Proceeds on sale of investments                                        148,629              -     148,629            -
             Long-term debt                                                               -              -    (688,500)     160,510
             Investments                                                           (736,455)             -           -     (736,455)
             Capital assets                                                        (764,855)             -     (12,343)     (12,512)
             Unearned revenue                                                       692,000              -  (1,530,000)   2,000,000
             Other                                                                   31,921              -      31,921            -
             -----------------------------------------------------------------------------------------------------------------------

                                                                                    920,644              -    (558,092)   1,470,145
             -----------------------------------------------------------------------------------------------------------------------

continued...

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)


====================================================================================================================================
                                                                             From inception
                                                                              on October 5,   Three months
                                                                                       1987          ended   Year ended   Year ended
                                                                           to September 30,  September 30,     June 30,     June 30,
                                                                                       1996           1996         1996         1995
------------------------------------------------------------------------------------------------------------------------------------

       continued...

Financing:
       Advances on account of share subscriptions                                        -               -            -    (117,000)
       Unearned revenue                                                            630,827               -   (2,000,000)  2,630,827
       Redemption of minority interest in subsidiary                              (183,392)              -            -           -
       Additional paid in capital                                                1,682,774               -            -   1,682,774
       Issue of capital stock                                                    2,024,148               -            -   1,039,999
       -----------------------------------------------------------------------------------------------------------------------------
                                                                                 4,154,357               -   (2,000,000)  5,236,600

Investments:
       Options                                                                    (143,645)              -            -    (143,645)
       Resource properties                                                              (1)              -            -           -
       Investments and advances                                                 (1,582,882)              -     (136,500) (1,156,194)
       Capital assets                                                             (321,989)              -       (7,962)   (281,249)
       Proceeds from sale of capital assets                                         16,436               -       16,436           -
       Proceeds from sale of investments                                            20,686               -       20,686           -
       Organization costs                                                             (515)              -            -           -
       -----------------------------------------------------------------------------------------------------------------------------
                                                                                (2,011,910)              -     (107,340) (1,581,088)
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                         23,496          (8,600)  (2,081,635)  1,996,720

Cash, beginning of period                                                                -          32,096    2,113,731     117,011
------------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                               $                 23,496          23,496       32,096   2,113,731
====================================================================================================================================

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

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

       (b) 90% of the shares of TRADESMAN Industries Inc., ("Tradesman") a company incorporated under the laws of the state of Delaware, U.S.A., whose principal business is the manufacturing, marketing and distribution of trucks, minivans and trailers with electro-hydraulic cargo beds and tailgate systems, which lower to the ground.

       (c) 100% of the shares of Wincanton Properties Pty. Ltd. ("Properties") a company incorporated under the laws of Australia, whose sole purpose is to hold the options to acquire real estate properties.

       (d) 100% of the shares of Wincanton Holdings Pty. Ltd. ("Holdings") a company incorporated under the laws of Australia, whose sole purpose is to hold the options to acquire real estate properties.

       The Corporation is investigating and evaluating various assets, properties and business opportunities. Accordingly, continuing operations are dependant upon obtaining additional financing to carry out its business plans.

2.     Significant accounting policies:

       (a)   Basis of presentation:

             These consolidated financial statements include the accounts of the Corporation, it's subsidiaries, Tradesman, Properties , Holdings, Queensland and Queensland's proportionate share of the assets, liabilities, revenue and expenses of the joint venture described in note10. All significant intercompany transactions and balances have been eliminated.

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

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

2.     Significant accounting policies, continued:

       (c)   Investments, advances and licences

             Investments, advances and licences consist of investments in shares of companies which are available for sale, advances to individuals and companies, and licences. Investments in shares of companies which are available for sale are initially recorded at cost with subsequent unrealized gains and losses included in a separate component of shareholders' equity, except where a decline in value is other than temporary, in which case it is reflected in income. Advances and licences are recorded at cost and are written-down to reflect permanent impairment in value.

       (d)   Capital assets

             Capital assets are recorded at cost. The Company has not made provisions for depreciation as it is still considered to be in the development stage.

       (e)   Translation of foreign currencies:

             Account balances and transactions denominated in foreign currencies and the accounts of the Corporations's foreign operations have been translated into U.S. funds, as follows:

               (i) Assets and liabilities at the rates of exchange prevailing at the balance sheet date;
              (ii) Revenue and expenses at average exchange rates for the period in which the transaction occurred;
             (iii) Exchange gains and losses arising from foreign currency transactions are included in the determination of net earnings for the period; and
              (iv) Exchange gains and losses arising from the translation of the
                   Corporation's foreign operations are deferred and included as a separate component of shareholders' equity.

       (f)   Research and development costs

             Research and development costs are charged to operations as incurred.

       (g)   Loss per share:

             The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended September 30, 1996, being 9,287,752 (year ended June 30, 1996 - 9,287,752, June 30, 1995 - 9,387,738).

3.     Amounts and notes receivable and deposits

       As at September 30, 1996, the Corporation had the following amounts and notes receivable and deposits:

                                               1996                      1995
                                              ------                    ------

             Security deposits               $     -                    64,793
             Work Recovery, Inc.                   1                         -
             Other amounts receivable         13,612                    94,350
             -----------------------------------------------------------------
                                             $13,613                   159,143
             =================================================================

       Work Recovery, Inc.

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

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

             In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at September 30, 1996. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.

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

             On May 14, 1996, Wincanton (Aus) sold the foresty land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton (Aus), in exchange for amounts owing. Dominion Estates Pty Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note 12).

4.     Due from a Director

       Amounts due from a director are non-interest bearing and due on demand. During fiscal 1996, the Company determined that advances of $593,981 to a director were uncollectible and consequently wrote-off the amounts to operations.

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

6.     Investments and advances:

                                                     Investment      Advances      Total        Total
                                                                                    1996         1995
                                                  ------------------------------------------------------
             Thanksmate Pty. Ltd.(a)              $          -           -              -            100
             Saddle Mountain Mining Corp.(b)                 -           -              -        792,832
             Work Recovery, Inc. licence (c)                20           -             20             21
             Other (d)                                  35,000           -         35,000        283,000
             -------------------------------------------------------------------------------------------

                                                  $     35,020           -         35,020      1,075,953
             ===========================================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

       (a)   Thanksmate Pty Ltd.

             On April 19, 1994, the Corporation entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain electro-hydraulic cargo bed and tailgate systems of Thanksmate Pty. Ltd. Consideration for the acquisition consists of the issuance of 1,000,000 common shares and the payment of $130,000 AUD ($96,300 US) for the express purpose of building five different prototypes. The Corporation has recorded this license at the nominal value of $100. The licence was subsequently transferred to Tradesman and written-off to research and development in fiscal 1996.

             During the year ended June 30, 1995, a claim was filed against Tradesman for alleged missappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). All of the claims under this litigation were dismissed in fiscal 1996.

       (b)   Saddle Mountain Timber Corp.

             The Company owned 2,626,571 shares in Saddle Mountain Timber Corp., a company trading on the Alberta Stock Exchange. These shares with an aggregate cost of $1,458,306 had been classified as "available for sale". The value of these shares had declined since acquisition, the decline was considered to be other than temporary, and accordingly the shares were recorded at their market value at June 30, 1995. These shares were sold during fiscal 1996 for a further loss of $623,517.

       (c)   Work Recovery, Inc.

             On April 15, 1994, Queensland entered into a licence agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master licence, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minumum performance criterion necessary to keep the licence in good standing. The licence is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of September 30, 1996, the $1,500,000 remains unpaid and management does not believe the advance will be paid.

             The Corporation has recorded this licence at the nominal value of $20.

       (d)   Other

             The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances are non-interest bearing, with no fixed terms of repayment. During the year ended June 30, 1996 the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $35,000). Consequently, as at June 30, 1996,
             $199,500 (1995 - $294,651) has been written-off to operations.

7.     Capital assets:

                                                                                        September 30,            September 30,
                                                                                                 1996                     1995
             -----------------------------------------------------------------------------------------------------------------
                                                                         Accumulated         Net book                 Net book
                                                      Cost              Depreciation            value                    value
             -----------------------------------------------------------------------------------------------------------------
             Land                        $               -                         -                -                  331,466
             Plantation assets                           -                         -                -                  495,271
             Vehicles                              169,148                         -          169,148                  162,614
             Equipment                               2,530                         -            2,530                  110,330
             -----------------------------------------------------------------------------------------------------------------

                                         $         171,678                         -          171,678                1,099,681
             =================================================================================================================

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

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

9.     Capital stock and additional paid-in capital:

       Capital stock issued from incorporation of the Corporation on October 5, 1987 to September 30, 1996

(a)    Common Stock

                                                             Common stock
                                                    -----------------------------          Additional
                                                           Shares         Amount      paid-in capital              Total
                                                    --------------------------------------------------------------------
    1987     Issued for cash at $0.10 per share,
               net of offering costs of $500              100,000             10           $    9,490     $        9,500

    1988     Issued for cash at $0.10 per share,
               net of offering costs of $500              100,000             10                9,490              9,500

             Issued for cash at $0.0001 per share       1,000,000            100                    -                100

    1991     Issued for cash at $0.0333 per share           3,000              1                   99                100

    1993     Issued for business acquisition              800,000              1                    -                  1

             Issued for cash at $0.01 per share         2,000,000            200               19,800             20,000

             Issued for cash at $0.02 per share         2,000,000            200               39,800             40,000

             Issued for cash at $1.00 per share           514,796             51              514,745            514,796
       -----------------------------------------------------------------------------------------------------------------

       Balance December 31, 1993                        6,517,796            573              593,424            593,997

    1994     Issued for cash at $.01 per share             13,384              1               40,151             40,152

             Issued for cash at $.01 per share            140,000             14              349,986            350,000

             Issued for licences                        2,075,000            208                    -                208
       -----------------------------------------------------------------------------------------------------------------

       Balance June 30, 1994                            8,746,180            796              983,561            984,357

             Issued for cash at $1.01 per share           116,000             12              116,988            117,000

             Issued in exhange for 100,000
                   shares of Work Recovery, Inc.          200,000             20              187,480            187,500

             Issued as security on mortgage payable       210,000              1                    -                  1

             Issued in exchange for option                784,572             78            2,540,809          2,540,887

             Issued in exchange for cash
                   net of offering costs of $77,000       100,000             10              922,990            923,000

             Shares returned and cancelled (Note 6)      (875,000)           (88)                   -                (88)

             Issued for services rendered                   6,000              6               59,994             60,000

             Gain on dilution of interest in
                   Tradesman (Note 6)                           -              -            1,682,774          1,682,774
             -----------------------------------------------------------------------------------------------------------

       Balance September 30, 1996                       9,287,752      $     835      $     6,494,596     $    6,495,431
       =================================================================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

9.     Capital Stock and additional paid-in capital, continued

(b)    Preferred stock

                                                                                              Shares                Amount
                                                                                   ----------------------------------------
             Class A convertible preferred stock                                             918,000     $               1
                   convertible into common stock at $4.80 per share
             Class B convertible preferred stock                                             381,323                     1
                   convertible into common stock at $5.20 per share
             Class C convertible preferred stock                                             836,035                     1
                   convertible into common stock at $5.60 per share
             Class D convertible preferred stock                                           1,055,700                     1
                   convertible into common stock at $6.00 per share
             Class E convertible preferred stock                                           1,004,837                     1
                                                                                   -------------------   ------------------
                   convertible into common stock at $7.86 per share
                                                                                           4,195,895     $               5
                                                                                   ========================================

             The preferred shares:
                 - are non transferable
                 - are convertible into common stock, on a one for one basis, at prices shown above
                 - have no voting rights

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

       The warrants expire on December 6, 1999.

10.    Investment in Joint Venture

       These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:


                                                                     September 30,            September 30,
                                                                              1996                     1995
                   -----------------------------------------------------------------------------------------
                   Cash                                      $               2,351                   11,771
                   Accounts receivable and deposits                          7,543                    7,543
                   Resource properties                                           1                        1
                   Equipment                                                 2,530                    2,530
                   -----------------------------------------------------------------------------------------

                   Venturers equity and advances             $              12,425                   21,845
                   =========================================================================================

                   Exploration expenditures                  $                   -                   26,602
                   Administrative expenses                                       -                    2,496
                   -----------------------------------------------------------------------------------------

                                                             $                   -                   29,098
                   =========================================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

11.    Write off of Real Estate Options:

       On March 2, 1995, the Corporation, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements give the holder the right to purchase commercial real estate property in Australia. The option is exercisable for a period of one year. The purchase price for each option is as follows:

                   Property name                      Option                                Preferred shares issued
                                                  purchase price
                                                       $ AUD                      $ US                                 # of shares
                   ----------------------------------------------------------------------------------------------------------------
                   Best Place                        6,800,000                  5,202,000           Class A                918,000
                   121 Tamar St                      2,700,000                  2,065,500           Class B                381,323
                   Conway Court                      6,800,000                  5,202,000           Class C                836,035
                   Conway Plaza                      9,200,000                  7,038,000           Class D              1,055,700
                   Manchester                       11,475,000                  8,778,375           Class E              1,004,837

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

       During fiscal 1995, the option expired unexercised, consequently all related costs have been written-off to operations.

12.    Discontinued operations

       On January 12, 1994, the Company incorporated Wincanton (Aust) Pty Ltd. ("Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January 1994, its principal business was growing trees.

       During the year ended June 30, 1996 Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) were written-off.

13.    Income taxes

       At September 30, 1996, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts


                                                                           United States                   Canada
       -----------------------------------------------------------------------------------------------------------
       Losses - expiring 2000 to 2009                              $             450,000                  265,000
       Amounts deducted for tax purposes in excess of
       amounts deducted for accounting                                         5,015,000                        -
       -----------------------------------------------------------------------------------------------------------

                                                                   $           5,465,000                  265,000
       ===========================================================================================================

14.    Contingency

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

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

September 30, 1996

(unaudited, prepared by management)

================================================================================

15.    Segmented information:

       The Corporation operates in Canada, United States and Australia. Identifiable assets by geographic segment are as follows:


                                                            Canada        United States            Australia       Consolidated
       ------------------------------------------------------------------------------------------------------------------------
                                      $                     31,965              285,632                    -            317,597
       ========================================================================================================================

       All expenses are corporate in nature.

                             Wincanton Corporation
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and capital resources
-------------------------------

At September 30, 1996, the Registrant had $110,897 of current assets and $8,500,027 of current liabilities compared to $2,013,290 of current assets and $9,513,122 of current liabilities as at September 30, 1995. This decrease in working capital is the result of several factors:

   o current assets also include $73,788 due from a director of the Registrant. This amount bears no interest, is unsecured and is repayable on demand. The amount due from a director was $881,696 as at September 30, 1995. Of the amounts due from a director, $593,981 was written-off as uncollectable at June 30, 1996.

   o current liabilities include accounts payable and accrued liabilities of $8,500,027 compared to $8,746,252. The decrease in payables is mainly due to the payment to Work Recovery, Inc. under a consulting agreement. The consulting agreement called for payment of $9,600,000 during the year ended June 30, 1995. The Registrant has paid $2,850,000 to September 30, 1996 and the balance of $6,950,000 is included in accounts payable at September 30, 1996. Accounts payable also include a $1,500,000 liability under a licence agreement.

   o income taxes payable were nil compared to $166,095 the year before. The change in taxes payable is the result of Wincanton (Aust) Pty Ltd. being discontinued.

   o Mortgage payable decreased to nil from $600,775 the prior year. The decrease is due to Wincanton (Aust) Pty Ltd. being discontinued.

The Registrant is active only in defending itself against the law suite described in Part II. Future operations will include developing its interests in marketing, licenses and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities other than those mentioned above. It is expected that such funds will be obtained by the sales of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of Operations

Three month period ended September 30, 1996 compared to the year ended June 30, 1996.

The Registrant's loss for the three month period ended September 30, 1996 was $105,281 compared to a loss of $1,800,760 for the year ended June 30, 1996.

Administrative expenses for the three month period ended September 30, 1996 were $105,281 compared to $1,758,630 for the year ended June 30, 1996, such difference due to the Registrant's inactivity except for the legal defense of the aforementioned law suite.

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

         In December 1995, Robert Page and McGee Settlement Trust brought suit against the Registrant, its subsidiary Tradesman Industries Inc., the company's directors, employees, certain consultants and other unrelated individuals alleging in sum, various acts of fraud, securities violations and breaches of fiduciary duty. The defendants moved to stay the proceedings and to compel arbitration, which motion was granted. The arbitration date has not yet been set. The plaintiffs have claimed damages in the amount of $30,000,000 and to seek the appointment of a receiver for Wincanton and Tradesman. The Company contends that Page and McGee Settlement Trust breached their agreement to provide technology and that no loss should be incurred.

         On April 29, 1997, Work Recovery, Inc. brought a suite against the Registrant for collection of $6,750,000 plus interest and attorneys' fees, due under a Consulting Agreement entered into on July 1, 1994. The Registrant will defend the action. The Registrant is unable to confirm whether these consulting services were actually performed by Work Recovery, Inc. and is contemplating an attempt to recover the $2,850,000 already paid.

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

                                       WINCANTON CORPORATION


                                       /s/ Walter Doyle
                                       ---------------------------
                                       Walter Doyle, President







Date: July 8, 1997                     /s/ Henri Hornby
                                       ---------------------------
                                       Henri Hornby, Director