Form 10-Q
period 1996-12-31
WINCANTON CORP
filed 1997-07-10
CIK 847917

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ending December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission File No. 0-23712

                             Wincanton Corporation
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Washington                         91-1395124
         -----------------------              --------------------------
         State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization        Identification No.)

        3653 Hemlock Court, Reno, Nevada                        89505
        ----------------------------------------------------------------
        (Address of Principal executive offices)              (Zip Code)

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
                                              ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding or each of the issuer's classes of common stock, as to the latest practicable date. 9,287,752

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Consolidated Balance Sheets as at December 31, 1996 and
 December 31, 1995                                                 4

Consolidated Statements of Operations and Deficit
 Accumulated during the Development Stage
Six months ended December 31, 1996
Year ended June 30, 1996
Year ended June 30, 1995 and
From inception to December 31, 1996                                5


Consolidated Statements of Changes in Financial Position
Six months ended December 31, 1996
Year ended June 30, 1996
Year ended June 30, 1995                                           6 - 7
From inception to December 31, 1996

Notes to Consolidated Financial Statements                         8 - 15

Item 2.  Management's Description and Analysis of
         Financial condition and Results of Operations             16 - 17

PART II  OTHER INFORMATION                                         18 - 19
-------  -----------------

Signatures                                                         20

            Consolidated Financial Statements of

            WINCANTON CORPORATION
            (a company in the development stage)
            (Expressed in U.S. dollars)

            December 31, 1996

            (unaudited, prepared by management)

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Balance Sheet
(Expressed in U.S. dollars)

(unaudited, prepared by management)


===============================================================================================================================
                                                                                            December 31,          December 31,
                                                                                                1996                  1995
-------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
       Cash                                                                               $       22,247               131,042
       Amounts and notes receivable and deposits (note 3)                                         13,613               166,660
       Due from a director (note 4)                                                                    -             1,018,948
       ------------------------------------------------------------------------------------------------------------------------
                                                                                                  35,860             1,316,650

Resource properties (note 5)                                                                           1                     1

Investments and advances (note 6)                                                                 12,632               599,598

Capital assets (note 7)                                                                          171,678             1,111,023

-------------------------------------------------------------------------------------------------------------------------------
                                                                                          $      220,171             3,027,272
===============================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable and accrued liabilities                                           $    8,461,968             8,617,921
       Income taxes payable                                                                            -               166,095
       Due to a director (note 4)                                                                  1,250                     -
       Mortgage payable (note 8)                                                                       -               600,775
       ------------------------------------------------------------------------------------------------------------------------
                                                                                               8,463,218             9,384,791

Unearned revenue (note 3)                                                                      5,005,251             6,465,516

Shareholders' equity (note 9)
             Capital stock
                   Authorized:
                    15,000,000 preferred shares
                    15,000,000 common shares with a par
                                       value of $0.0001 per share
                   Issued:
                   9,287,752 common shares (December 31, 1995 - 9,287,752)                           835                   835
                   4,195,895 preferred shares (December 31, 1995 - 4,195,895)                          5                     5
             Additional paid-in capital                                                        6,494,596             6,494,596
             Cumulative translation adjustment                                                   (14,635)              (23,490)
             Retained earnings (deficit) accumulated during
                   the development stage                                                     (19,729,099)          (19,294,981)
             ------------------------------------------------------------------------------------------------------------------
                                                                                             (13,248,298)          (12,823,035)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                          $      220,171             3,027,272
===============================================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

             ______________________ Director    ______________________ Director

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)


===================================================================================================================================
                                                                   From inception
                                                                    on October 5,      Six months
                                                                             1987           ended        Year ended      Year ended
                                                                  to December 31,    December 31,          June 30,        June 30,
                                                                             1996            1996              1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
Exploration and development expenditures                            $     182,871               -          26,783          78,264

Administrative expenses:
       Financing costs                                                     49,306               -               -               -
       Joint venture operations                                            82,358               -          15,841          18,993
       Management fees to a director                                        5,000               -               -               -
       Consulting  and other fees                                      10,391,197               -         442,571       9,895,005
       Other                                                              771,899          60,959         335,582         305,544
       Professional fees                                                1,013,436          86,754         561,591         263,564
       Promotion                                                          216,047           1,531          32,016         182,500
       Research and development                                           437,233               -             100         437,133
       Travel and  entertainment                                          615,188          16,653         173,733         318,897
       Wages                                                              285,913               -         197,196          88,717
       ----------------------------------------------------------------------------------------------------------------------------
                                                                       13,867,577         165,897       1,758,630      11,510,353

Other expenses
       Unrealized loss on available for sale securities                  (101,428)              -               -        (101,428)
       Loss on sale of capital assets                                     (86,832)              -         (86,832)              -
       Write-off of Real Estate Options (note 11)                      (2,684,537)              -               -      (2,684,537)
       Write-off of advances                                           (1,261,137)              -        (793,481)       (467,656)
       Write-down of licence                                           (1,500,000)              -               -      (1,500,000)
       Loss on sale of investments                                        (64,305)              -         (35,691)        (28,614)
       ----------------------------------------------------------------------------------------------------------------------------
                                                                       (5,698,239)              -        (916,004)     (4,782,235)
       ----------------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations and non-controlling interest      (19,748,687)       (165,897)     (2,701,417)    (16,370,852)

       Minority interest in loss of subsidiary                            212,477               -               -         186,976
       ----------------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations                                   (19,536,210)       (165,897)     (2,701,417)    (16,183,876)

       Income (loss) from discontinued operations                          (9,497)              -         900,657        (703,520)
       ----------------------------------------------------------------------------------------------------------------------------

Loss for the period                                                   (19,545,707)       (165,897)     (1,800,760)    (16,887,396)

Deficit accumulated during the
development stage, beginning of period                                         -      (19,563,202)    (17,762,442)       (875,046)

Redemption of minority interest in subsidiary                            (183,392)              -               -               -
-----------------------------------------------------------------------------------------------------------------------------------

Deficit accumulated during the
development stage, end of period                                    $ (19,729,099)    (19,729,099)    (19,563,202)    (17,762,442)
===================================================================================================================================

Loss per share                                                      $                       (0.02)          (0.19)          (1.80)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)



===================================================================================================================================
                                                                           From inception
                                                                            on October 5,    Six months
                                                                                     1987         ended   Year ended     Year ended
                                                                          to December 31,   Decmeber 31     June 30,       June 30,
                                                                                     1996          1996         1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

CONTINUING OPERATIONS

Operations:
       Loss from continuing operations                                        $(19,536,210)   (165,897)   (2,701,417)   (16,183,876)
       Items not involving cash
             Amortization of organization costs                                        515          --            --             --
             Expenses paid by stock issuance                                        60,000          --            --         60,000
             Write off of advances for research and development                     50,780          --            --         50,780
             Write off of options to purchase real estate                        2,684,537          --            --      2,684,537
             Write-off of advances                                               1,261,137          --       793,481        467,656
             Write-down of licence                                               1,500,000          --            --      1,500,000
             Loss on sale of capital assets                                         86,832          --        86,832             --
             Loss on sale of investments                                            35,691          --        35,691             --
             Other                                                                   1,648         129            --          9,749
       Change in non-cash operating working capital:
                   Amounts and notes receivable and deposits                     3,115,387       2,595     2,669,861        463,401
                   Due from (to) a director                                         15,745     102,015      (100,765)        61,901
                   Accounts payable and accrued liabilities                      7,660,706      28,921      (199,886)     7,756,915
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                (3,063,232)    (32,237)      583,797     (3,128,937)
-----------------------------------------------------------------------------------------------------------------------------------

       DISCONTINUED OPERATIONS

             Income (loss) from discontinued operations                             (9,497)         --       900,657       (703,520)

             Items not affecting cash:
                   Loss on sale investments                                        587,826          --       587,826             --
                   Gain on sale of plantation maintenance obligations             (221,888)         --      (221,888)            --

             Changes in non-cash working capital
                   Accounts payable and accrued liabilities                        801,262          --            --        801,262
                   Income taxes payable                                                 --          --      (166,095)       (39,140)

             Proceeds on sale of capital assets                                    391,701          --       391,701             --
             Proceeds on sale of investments                                       148,629          --       148,629             --
             Long-term debt                                                             --          --      (688,500)       160,510
             Investments                                                          (714,067)     22,388            --       (736,455)
             Capital assets                                                       (764,855)         --       (12,343)       (12,512)
             Unearned revenue                                                      692,000          --    (1,530,000)     2,000,000
             Other                                                                  31,921          --        31,921             --
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   943,032      22,388      (558,092)     1,470,145
-----------------------------------------------------------------------------------------------------------------------------------

continued...

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)


===================================================================================================================================
                                                                   From inception
                                                                    on October 5,      Six months
                                                                             1987           ended       Year ended       Year ended
                                                                  to December 31,    December 31,         June 30,         June 30,
                                                                             1996            1996             1996             1995
------------------------------------------------------------------------------------------------------------------------------------
       continued...

Financing:
       Advances on account of share subscriptions                             --               --               --         (117,000)
       Unearned revenue                                                  630,827               --       (2,000,000)       2,630,827
       Redemption of minority interest in subsidiary                    (183,392)              --               --               --
       Additional paid in capital                                      1,682,774               --               --        1,682,774
       Issue of capital stock                                          2,024,148               --               --        1,039,999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       4,154,357               --       (2,000,000)       5,236,600

Investments:
       Options                                                          (143,645)              --               --         (143,645)
       Resource properties                                                    (1)              --               --               --
       Investments and advances                                       (1,582,882)              --         (136,500)      (1,156,194)
       Capital assets                                                   (321,989)              --           (7,962)        (281,249)
       Proceeds from sale of capital assets                               16,436               --           16,436               --
       Proceeds from sale of investments                                  20,686               --           20,686               --
       Organization costs                                                   (515)              --               --               --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      (2,011,910)              --         (107,340)      (1,581,088)
-----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                               22,247           (9,849)      (2,081,635)       1,996,720

Cash, beginning of period                                                     --           32,096        2,113,731          117,011
-----------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                  $    22,247           22,247           32,096        2,113,731
===================================================================================================================================

See accompanying notes to consolidated financial statements.




WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

December 31, 1996

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

December 31, 1996

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

       (g)   Loss per share:

             The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended
             December 31, 1996, being 9,287,752 (year ended June 30, 1996 -
             9,287,752, June 30, 1995 - 9,387,738).

3.     Amounts and notes receivable and deposits

       As at December 31, 1996, the Corporation had the following amounts and notes receivable and deposits:

                                                      1996          1995
                                                    -------       -------

Security deposits                                   $    --        72,293
Work Recovery, Inc.                                       1            --
Other amounts receivable                             13,612        94,367
-------------------------------------------------------------------------
                                                    $13,613       166,660
=========================================================================

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

December 31, 1996

(unaudited, prepared by management)
================================================================================

             In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended
             June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining
             $6,750,000 included in accounts payable at December 31, 1996. The
             Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.

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

4.     Due (to) from a Director

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

6.     Investments and advances:

                                 Investment   Advances    Total       Total
                                                           1996        1995
                                 ----------------------------------------------

Thanksmate Pty. Ltd.(a)           $    --        --           --         100
Saddle Mountain Mining Corp.(b)        --        --           --     316,477
Work Recovery, Inc. licence (c)        20        --           20          21
Other (d)                          12,612        --       12,612     283,000
-------------------------------------------------------------------------------

                                  $12,632        --       12,632     599,598
===============================================================================



WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

December 31, 1996

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

       (c)   Work Recovery, Inc.

             On April 15, 1994, Queensland entered into a licence agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master licence, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minumum performance criterion necessary to keep the licence in good standing. The licence is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June
             30, 1995. As of December 31, 1996, the $1,500,000 remains unpaid and management does not believe the advance will be paid.

             The Corporation has recorded this licence at the nominal value of $20.

       (d)   Other

             The Company previously advanced $392,651 to a director of Saddle
             Mountain Timber Corp. The advances are non- interest bearing, with no fixed terms of repayment. During the year ended June 30, 1996 the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $35,000). Consequently, as at June 30, 1996
             ,$199,500 (1995 - $294,651) has been written-off to operations.

7.     Capital assets:

                                                December 31,    December 31,
                                                        1996            1995
                     -----------------------------------------------------------
                                  Accumulated       Net book        Net book
                         Cost     Depreciation         value           value
                     -----------------------------------------------------------

Land                 $     --              --             --         331,466
Plantation assets          --              --             --         495,271
Vehicles              169,148              --        169,148         173,956
Equipment               2,530              --          2,530         110,330
                     -----------------------------------------------------------

                     $171,678              --        171,678       1,111,023
                     ===========================================================

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

December 31, 1996

(unaudited, prepared by management)
================================================================================

9.     Capital stock and additional paid-in capital:

       Capital stock issued from incorporation of the Corporation on October 5, 1987 to December 31, 1996

(a)    Common Stock

                                                            Common stock
                                                    ----------------------------   Additional
                                                         Shares      Amount      paid-in capital              Total
                                                    ------------------------------------------------------------------
    1987     Issued for cash at $0.10 per share,
               net of offering costs of $500              100,000        10          $    9,490            $    9,500

    1988     Issued for cash at $0.10 per share,
               net of offering costs of $500              100,000        10               9,490                 9,500

             Issued for cash at $0.0001 per share       1,000,000       100                  --                   100

    1991     Issued for cash at $0.0333 per share           3,000         1                  99                   100

    1993     Issued for business acquisition              800,000         1                  --                     1

             Issued for cash at $0.01 per share         2,000,000       200              19,800                20,000

             Issued for cash at $0.02 per share         2,000,000       200              39,800                40,000

             Issued for cash at $1.00 per share           514,796        51             514,745               514,796
       ---------------------------------------------------------------------------------------------------------------

       Balance December 31, 1993                        6,517,796       573             593,424               593,997

    1994     Issued for cash at $.01 per share             13,384         1              40,151                40,152

             Issued for cash at $.01 per share            140,000        14             349,986               350,000

             Issued for licences                        2,075,000       208                  --                   208
       ---------------------------------------------------------------------------------------------------------------

       Balance June 30, 1994                            8,746,180       796             983,561               984,357

             Issued for cash at $1.01 per share           116,000        12             116,988               117,000

             Issued in exhange for 100,000
                   shares of Work Recovery, Inc.          200,000        20             187,480               187,500

             Issued as security on mortgage payable       210,000         1                  --                     1

             Issued in exchange for option                784,572        78           2,540,809             2,540,887

             Issued in exchange for cash
                   net of offering costs of $77,000       100,000        10             922,990               923,000

             Shares returned and cancelled (Note 6)      (875,000)      (88)                 --                   (88)

             Issued for services rendered                   6,000         6              59,994                60,000

             Gain on dilution of interest in
                   Tradesman (Note 6)                          --        --           1,682,774             1,682,774
             ---------------------------------------------------------------------------------------------------------

       Balance December 31, 1996                        9,287,752      $835          $6,494,596            $6,495,431
       ===============================================================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

December 31, 1996

(unaudited, prepared by management)
================================================================================


9.     Capital Stock and additional paid-in capital, continued

(b)    Preferred stock

                                                                            Shares              Amount
                                                                         --------------------------------

             Class A convertible preferred stock                             918,000            $    1
                   convertible into common stock at $4.80 per share
             Class B convertible preferred stock                             381,323                 1
                   convertible into common stock at $5.20 per share
             Class C convertible preferred stock                             836,035                 1
                   convertible into common stock at $5.60 per share
             Class D convertible preferred stock                           1,055,700                 1
                   convertible into common stock at $6.00 per share
             Class E convertible preferred stock                           1,004,837                 1
                                                                         -------------      -------------
                   convertible into common stock at $7.86 per share
                                                                           4,195,895            $    5
                                                                         ================================

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

(d) On December 5, 1994 the Corporation issued 2,500,000 warrants. Each warrant gives the holder the right to purchase one common share in the Corporation in exchange for the exercise price noted, as follows:

                Number of Warrants                Exercise price

                         1,000,000                         $1.00
                           500,000                          2.50
                           500,000                          3.50
                           500,000                          4.50

       The warrants expire on December 6, 1999.

10.    Investment in Joint Venture

       These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:

                                                                 December 31,       December 31,
                                                                         1996               1995
                   ------------------------------------------------------------------------------
                   Cash                                             $   2,351              2,207
                   Accounts receivable and deposits                     7,543              7,543
                   Resource properties                                      1                  1
                   Equipment                                            2,530              2,530
                   ------------------------------------------------------------------------------

                   Venturers equity and advances                    $  12,425             12,281
                   ==============================================================================

                   Exploration expenditures                         $      --             26,783
                   Administrative expenses                                 --             10,891
                   ------------------------------------------------------------------------------

                                                                    $      --             37,674
                   ==============================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

December 31, 1996

(unaudited, prepared by management)
--------------------------------------------------------------------------------

11.    Write off of Real Estate Options:

       On March 2, 1995, the Corporation, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements give the holder the right to purchase commercial real estate property in Australia. The option is exercisable for a period of one year. The purchase price for each option is as follows:

          Property name            Option             Preferred shares issued
                            purchase price
                                   $ AUD          $ US                      # of shares
          -------------------------------------------------------------------------------
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

13.    Income taxes

       At December 31, 1996, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts

                                                         United States        Canada
       ------------------------------------------------------------------------------
       Losses - expiring 2000 to 2009                    $     450,000       265,000
       Amounts deducted for tax purposes in excess of
       amounts deducted for accounting                       5,015,000            --
       ------------------------------------------------------------------------------

                                                         $   5,465,000       265,000
       ==============================================================================

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

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

December 31, 1996

(unaudited, prepared by management)
--------------------------------------------------------------------------------

15.    Segmented information:

       The Corporation operates in Canada, United States and Australia. Identifiable assets by geographic segment are as follows:

                                                Canada        United States        Australia       Consolidated
       --------------------------------------------------------------------------------------------------------
                                              $ 31,965              188,206               --            220,171
       ========================================================================================================

       All expenses are corporate in nature.

                              Wincanton Corporation
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and capital resources

At December 31, 1996, the Registrant had $35,860 of current assets and $8,463,218 of current liabilities compared to $1,316,650 of current assets and $9,384,791 of current liabilities as at December 31, 1995. This decrease in working capital is the result of several factors:

       o current liabilities also include $1,250 due to a director of the Registrant. This amount bears no interest, is unsecured and is repayable on demand. The amount due from a director was $1,018,948 as at December 31, 1995. Of the amounts due from a director, $593,981 was written-off as uncollectable at June 30, 1996.

       o current liabilities include accounts payable and accrued liabilities of $8,463,218 compared to $9,384,791. The decrease in payables is mainly due to the payment to Work Recovery, Inc. under a consulting agreement. The consulting agreement called for payment of $9,600,000 during the year ended June 30, 1995. The Registrant has paid $2,850,000 to December 30, 1996 and the balance of $6,950,000 is included in accounts payable at December 31, 1996. Accounts payable also include a $1,500,000 liability under a licence agreement.

       o income taxes payable were nil compared to $166,095 the year before. The change in taxes payable is the result of Wincanton (Aust) Pty Ltd. being discontinued.

       o Mortgage payable decreased to nil from $600,775 the prior year. The decrease is due to Wincanton (Aust) Pty Ltd. being discontinued.

The Registrant is active only in defending itself against the aforementioned law suite. Future operations will include developing its interests in marketing, licences and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities other than those mentioned above. It is expected that such funds will be obtained by the sale of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of Operations

Six month period ended December 31, 1996 compared to the year ended June 30, 1996.

The Registrant's loss for the six month period ended December 31, 1996 was $165,897 compared to a loss of $1,800,760 for the year ended June 30, 1996.

Administrative expenses for the six month period ended December 31, 1996 were $165,897 compared to $1,758,630 for the year ended June 30, 1996, such difference due to the Registrant's inactivity except for the legal defense of the aforementioned law suite.

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

On December 21, 1995, the Second Count for patent infringement was dismissed, with prejudice, by stipulation between the parties and order of Delaware Federal Court. The other counts were subsequently dismissed.

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

                              WINCANTON CORPORATION
                          /s/ Walter Doyle
                          ----------------------------
                          Walter Doyle, President
                                  (Registrant)







Date:  July 8, 1997                /s/ Henri Hornby
       ------                      -----------------------------
                                   Henri Hornby, Director