Form 10-Q
period 1997-03-31
WINCANTON CORP
filed 1997-07-10
CIK 847917

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ending March 31, 1997

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

                         INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

Consolidated Balance Sheets as at March 31, 1997 and
 March 31, 1996                                                        4

Consolidated Statements of Operations and Deficit
 Accumulated during the Development Stage
Nine months ended March 31, 1997
Year ended June 30, 1996
Year ended June 30, 1995 and
From inception to March 31, 1997                                       5


Consolidated Statements of Changes in Financial Position
Nine months ended March 31, 1997
Year ended June 30, 1996
Year ended June 30, 1995
From inception to March 31, 1997                                       6 - 7

Notes to Consolidated Financial Statements                             8 - 15

Item 2.  Management's Description and Analysis of
                  Financial condition and Results of Operations        16 - 17

PART II  OTHER INFORMATION                                             18 - 19
-------  -----------------

Signatures                                                             20

      Consolidated Financial Statements of

      WINCANTON CORPORATION
      (a company in the development stage)
      (Expressed in U.S. dollars)

      March 31, 1997

      (unaudited, prepared by management)

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Balance Sheet
(Expressed in U.S. dollars)

(unaudited, prepared by management)


================================================================================================================
                                                                                     March 31,        March 31,
                                                                                          1997             1996
----------------------------------------------------------------------------------------------------------------
Assets

Current assets:
       Cash                                                                   $         20,419           34,473
       Amounts and notes receivable and deposits (note 3)                               13,613          103,451
       Due from a director (note 4)                                                      3,900          990,893
       ---------------------------------------------------------------------------------------------------------
                                                                                        37,932        1,128,817

Resource properties (note 5)                                                                 1                1

Investments and advances (note 6)                                                           20          488,128

Capital assets (note 7)                                                                171,678        1,094,446

----------------------------------------------------------------------------------------------------------------
                                                                              $        209,631        2,711,392
================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
       Accounts payable and accrued liabilities                               $      8,540,370        8,683,083
       Income taxes payable                                                                  -          166,095
       Mortgage payable (note 8)                                                             -          600,775
       ---------------------------------------------------------------------------------------------------------
                                                                                     8,540,370        9,449,953

Unearned revenue (note 3)                                                            5,005,251        6,465,516

Shareholders' equity (note 9)
             Capital stock
                   Authorized:
                    15,000,000 preferred shares
                    15,000,000 common shares with a par
                                       value of $0.0001 per share
                   Issued:
                   9,287,752 common shares (March 31, 1996 - 9,287,752)                    835              835
                   4,195,895 preferred shares (March 31, 1996 - 4,195,895)                   5                5
             Additional paid-in capital                                              6,494,596        6,494,596
             Cumulative translation adjustment                                         (14,635)         (22,633)
             Retained earnings (deficit) accumulated during
                   the development stage                                           (19,816,791)     (19,676,880)
             ---------------------------------------------------------------------------------------------------
                                                                                   (13,335,990)     (13,204,077)
----------------------------------------------------------------------------------------------------------------
                                                                              $        209,631        2,711,392
================================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

    ______________________ Director              ______________________ Director

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)


================================================================================================================
                                                                   From inception
                                                                    on October 5,    Nine months
                                                                             1987          ended       Year ended     Year ended
                                                                     to March 31,      March 31,         June 30,       June 30,
                                                                             1997           1997             1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Exploration and development expenditures                          $       182,871              -           26,783         78,264

Administrative expenses:
       Financing costs                                                     49,306              -                -              -
       Joint venture operations                                            82,358              -           15,841         18,993
       Management fees to a director                                        5,000              -                -              -
       Consulting  and other fees                                      10,391,197              -          442,571      9,895,005
       Other                                                              797,000         86,060          335,582        305,544
       Professional fees                                                1,070,184        143,502          561,591        263,564
       Promotion                                                          216,047          1,531           32,016        182,500
       Research and development                                           437,233              -              100        437,133
       Travel and  entertainment                                          621,031         22,496          173,733        318,897
       Wages                                                              285,913              -          197,196         88,717
       ---------------------------------------------------------------------------------------------------------------------------
                                                                       13,955,269        253,589        1,758,630     11,510,353

Other expenses
       Unrealized loss on available for sale securities                  (101,428)             -                -       (101,428)
       Loss on sale of capital assets                                     (86,832)             -          (86,832)             -
       Write-off of Real Estate Options (note 11)                      (2,684,537)             -                -     (2,684,537)
       Write-off of advances                                           (1,261,137)             -         (793,481)      (467,656)
       Write-down of licence                                           (1,500,000)             -                -     (1,500,000)
       Loss on sale of investments                                        (64,305)             -          (35,691)       (28,614)
       ---------------------------------------------------------------------------------------------------------------------------
                                                                       (5,698,239)             -         (916,004)    (4,782,235)
       ---------------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations and non-controlling interest      (19,836,379)      (253,589)      (2,701,417)   (16,370,852)

       Minority interest in loss of subsidiary                            212,477              -                -        186,976
       ---------------------------------------------------------------------------------------------------------------------------

Loss before discontinued operations                                   (19,623,902)      (253,589)      (2,701,417)   (16,183,876)

       Income (loss) from discontinued operations                          (9,497)             -          900,657       (703,520)
       ---------------------------------------------------------------------------------------------------------------------------

Loss for the period                                                   (19,633,399)      (253,589)      (1,800,760)   (16,887,396)

Deficit accumulated during the
development stage, beginning of period                                         -     (19,563,202)     (17,762,442)      (875,046)

Redemption of minority interest in subsidiary                            (183,392)             -                -              -
----------------------------------------------------------------------------------------------------------------------------------

Deficit accumulated during the
development stage, end of period                                  $   (19,816,791)   (19,816,791)     (19,563,202)   (17,762,442)
==================================================================================================================================

Loss per share                                                    $                        (0.03)           (0.19)         (1.80)
==================================================================================================================================

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)


================================================================================================================
                                                                      From inception
                                                                       on October 5,   Nine months
                                                                                1987         ended     Year ended      Year ended
                                                                        to March 31,     March 31,       June 30,        June 30,
                                                                                1997          1997           1996            1995
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)

CONTINUING OPERATIONS

Operations:
       Loss from continuing operations                               $   (19,623,902)     (253,589)    (2,701,417)    (16,183,876)
       Items not involving cash
             Amortization of organization costs                                  515             -              -               -
             Expenses paid by stock issuance                                  60,000             -              -          60,000
             Write off of advances for research and development               50,780             -              -          50,780
             Write off of options to purchase real estate                  2,684,537             -              -       2,684,537
             Write-off of advances                                         1,261,137             -        793,481         467,656
             Write-down of licence                                         1,500,000             -              -       1,500,000
             Loss on sale of capital assets                                   86,832             -         86,832               -
             Loss on sale of investments                                      35,691             -         35,691               -
             Other                                                             1,648           129              -           9,749
       Change in non-cash operating working capital:
                   Amounts and notes receivable and deposits               3,115,387         2,595      2,669,861         463,401
                   Due from (to) a director                                   10,595        96,865       (100,765)         61,901
                   Accounts payable and accrued liabilities                7,739,108       107,323       (199,886)      7,756,915
       ---------------------------------------------------------------------------------------------------------------------------
                                                                          (3,077,672)      (46,677)       583,797      (3,128,937)
       ---------------------------------------------------------------------------------------------------------------------------

       DISCONTINUED OPERATIONS

             Income (loss) from discontinued operations                       (9,497)            -        900,657        (703,520)

             Items not affecting cash:
                   Loss on sale investments                                  587,826             -        587,826               -
                   Gain on sale of plantation maintenance obligations       (221,888)            -       (221,888)              -

             Changes in non-cash working capital
                   Accounts payable and accrued liabilities                  801,262             -              -         801,262
                   Income taxes payable                                            -             -       (166,095)        (39,140)

             Proceeds on sale of capital assets                              391,701             -        391,701               -
             Proceeds on sale of investments                                 148,629             -        148,629               -
             Long-term debt                                                        -             -       (688,500)        160,510
             Investments                                                    (701,455)       35,000              -        (736,455)
             Capital assets                                                 (764,855)            -        (12,343)        (12,512)
             Unearned revenue                                                692,000             -     (1,530,000)      2,000,000
             Other                                                            31,921             -         31,921               -
             ---------------------------------------------------------------------------------------------------------------------

                                                                             955,644        35,000       (558,092)      1,470,145
             ---------------------------------------------------------------------------------------------------------------------

       continued...

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)


================================================================================================================
                                                                      From inception
                                                                       on October 5,   Nine months
                                                                                1987         ended     Year ended      Year ended
                                                                        to March 31,     March 31,       June 30,        June 30,
                                                                                1997          1997           1996            1995
----------------------------------------------------------------------------------------------------------------------------------
       continued...

Financing:
       Advances on account of share subscriptions                                  -             -              -        (117,000)
       Unearned revenue                                                      630,827             -     (2,000,000)      2,630,827
       Redemption of minority interest in subsidiary                        (183,392)            -              -               -
       Additional paid in capital                                          1,682,774             -              -       1,682,774
       Issue of capital stock                                              2,024,148             -              -       1,039,999
       ---------------------------------------------------------------------------------------------------------------------------
                                                                           4,154,357             -     (2,000,000)      5,236,600

Investments:
       Options                                                              (143,645)            -              -        (143,645)
       Resource properties                                                        (1)            -              -               -
       Investments and advances                                           (1,582,882)            -       (136,500)     (1,156,194)
       Capital assets                                                       (321,989)            -         (7,962)       (281,249)
       Proceeds from sale of capital assets                                   16,436             -         16,436               -
       Proceeds from sale of investments                                      20,686             -         20,686               -
       Organization costs                                                       (515)            -              -               -
       ---------------------------------------------------------------------------------------------------------------------------
                                                                          (2,011,910)            -       (107,340)     (1,581,088)
----------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                   20,419       (11,677)    (2,081,635)      1,996,720

Cash, beginning of period                                                          -        32,096      2,113,731         117,011
----------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                  $        20,419        20,419         32,096       2,113,731
==================================================================================================================================

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

March 31, 1997

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

March 31, 1997

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

       (g)   Loss per share:

             The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended March 31, 1997, being 9,287,752 (year ended June 30, 1996 -
             9,287,752, June 30, 1995 - 9,387,738).

3.     Amounts and notes receivable and deposits

       As at March 31, 1997, the Corporation had the following amounts and notes receivable and deposits:

                                                      1997              1996
                                              -------------     -------------

             Security deposits              $            -             7,543
             Work Recovery, Inc.                         1                 -
             Other amounts receivable               13,612            95,908
             ----------------------------------------------------------------
                                            $       13,613           103,451
             ================================================================

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

March 31, 1997

(unaudited, prepared by management)

================================================================================

             In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at March 31, 1997. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.

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

6.     Investments and advances:

                                                       Investment        Advances         Total           Total
                                                                                           1997            1996
                                                      ---------------------------------------------------------
             Thanksmate Pty. Ltd.(a)                 $          -               -             -             100
             Saddle Mountain Mining Corp.(b)                    -               -             -         205,007
             Work Recovery, Inc. licence (c)                   20               -            20              21
             Other (d)                                          -               -             -         283,000
             --------------------------------------------------------------------------------------------------

                                                     $         20               -            20         488,128
             ==================================================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

March 31, 1997

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

       (c)   Work Recovery, Inc.

             On April 15, 1994, Queensland entered into a licence agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master licence, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minumum performance criterion necessary to keep the license in good standing. The licence is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of March 31, 1997, the $1,500,000 remains unpaid and management does not believe the advance will be paid.

             The Corporation has recorded this licence at the nominal value of $20.

       (d)   Other

             The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances are non- interest bearing, with no fixed terms of repayment. During the year ended June 30, 1996 the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $35,000)which has been paid. Consequently, as at June 30, 1996 ,$199,500 (1995 - $294,651) has been written-off to operations.

7.     Capital assets:

                                                                                  March 31,         March 31,
                                                                                       1997              1996
             ------------------------------------------------------------------------------------------------
                                                            Accumulated            Net book          Net book
                                               Cost        Depreciation               value             value
             ------------------------------------------------------------------------------------------------
             Land                      $          -                   -                   -           331,466
             Plantation assets                    -                   -                   -           495,271
             Vehicles                       169,148                   -             169,148           167,441
             Equipment                        2,530                   -               2,530           100,268
             ------------------------------------------------------------------------------------------------

                                       $    171,678                   -             171,678         1,094,446
             ================================================================================================

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

March 31, 1997

(unaudited, prepared by management)

================================================================================

9.     Capital stock and additional paid-in capital:

       Capital stock issued from incorporation of the Corporation on October 5, 1987 to March 31, 1997

(a)    Common Stock

                                                          Common stock                         Additional
                                                       ---------------------------------
                                                            Shares           Amount          paid-in capital         Total
                                                       -----------------------------------------------------------------------
    1987     Issued for cash at $0.10 per share,
               net of offering costs of $500                 100,000            10           $    9,490           $    9,500

    1988     Issued for cash at $0.10 per share,
               net of offering costs of $500                 100,000            10                9,490                9,500

             Issued for cash at $0.0001 per share          1,000,000           100                    -                  100

    1991     Issued for cash at $0.0333 per share              3,000             1                   99                  100

    1993     Issued for business acquisition                 800,000             1                    -                    1

             Issued for cash at $0.01 per share            2,000,000           200               19,800               20,000

             Issued for cash at $0.02 per share            2,000,000           200               39,800               40,000

             Issued for cash at $1.00 per share              514,796            51              514,745              514,796
       ----------------------------------------------------------------------------------------------------------------------

       Balance December 31, 1993                           6,517,796           573              593,424              593,997

    1994     Issued for cash at $.01 per share                13,384             1               40,151               40,152

             Issued for cash at $.01 per share               140,000            14              349,986              350,000

             Issued for licences                           2,075,000           208                    -                  208
       ----------------------------------------------------------------------------------------------------------------------

       Balance June 30, 1994                               8,746,180           796              983,561              984,357

             Issued for cash at $1.01 per share              116,000            12              116,988              117,000

             Issued in exhange for 100,000
                   shares of Work Recovery, Inc.             200,000            20              187,480              187,500

             Issued as security on mortgage payable          210,000             1                    -                    1

             Issued in exchange for option                   784,572            78            2,540,809            2,540,887

             Issued in exchange for cash
                   net of offering costs of $77,000          100,000            10              922,990              923,000

             Shares returned and cancelled (Note 6)         (875,000)          (88)                   -                  (88)

             Issued for services rendered                      6,000             6               59,994               60,000

             Gain on dilution of interest in
                   Tradesman (Note 6)                              -              -           1,682,774            1,682,774
             ----------------------------------------------------------------------------------------------------------------

       Balance March  31, 1997                             9,287,752      $    835        $   6,494,596     $ $    6,495,431
       ======================================================================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

March 31, 1997

(unaudited, prepared by management)

================================================================================

9.     Capital Stock and additional paid-in capital, continued

(b)    Preferred stock

                                                                                         Shares            Amount
                                                                               --------------------------------------
             Class A convertible preferred stock                                         918,000     $             1
                   convertible into common stock at $4.80 per share
             Class B convertible preferred stock                                         381,323                   1
                   convertible into common stock at $5.20 per share
             Class C convertible preferred stock                                         836,035                   1
                   convertible into common stock at $5.60 per share
             Class D convertible preferred stock                                       1,055,700                   1
                   convertible into common stock at $6.00 per share
             Class E convertible preferred stock                                       1,004,837                   1
                                                                               ------------------     ---------------
                   convertible into common stock at $7.86 per share
                                                                                       4,195,895     $             5
                                                                               ======================================

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

       The warrants expire on December 6, 1999.

10.    Investment in Joint Venture

       These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North
       Queensland as follows:


                                                                  March 31,         March 31,
                                                                       1997              1996
                   ---------------------------------------------------------------------------
                   Cash                                       $       2,351             1,175
                   Accounts receivable and deposits                   7,543             6,411
                   Resource properties                                    1                 1
                   Equipment                                          2,530             2,150
                   ---------------------------------------------------------------------------

                   Venturers equity and advances              $      12,425             9,737
                   ===========================================================================

                   Exploration expenditures                   $           -            22,766
                   Administrative expenses                                -             9,958
                   ---------------------------------------------------------------------------

                                                              $           -            32,724
                   ===========================================================================

WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements, continued
(Expressed in U.S. dollars)

March 31, 1997

(unaudited, prepared by management)

================================================================================

11.    Write off of Real Estate Options:

       On March 2, 1995, the Corporation, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements give the holder the right to purchase commercial real estate property in Australia. The option is exercisable for a period of one year. The purchase price for each option is as follows:

          Property name                 Option                     Preferred shares issued
                                   purchase price
                                        $ AUD             $ US                           # of shares
          ------------------------------------------------------------------------------------------
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

13.    Income taxes

       At March 31, 1997, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts

                                                              United States           Canada
       -------------------------------------------------------------------------------------
       Losses - expiring 2000 to 2009                       $       450,000          265,000
       Amounts deducted for tax purposes in excess of
       amounts deducted for accounting                            5,015,000                -
       -------------------------------------------------------------------------------------

                                                            $     5,465,000          265,000
       =====================================================================================

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

March 31, 1997

(unaudited, prepared by management)

================================================================================

15.    Segmented information:

       The Corporation operates in Canada, United States and Australia. Identifiable assets by geographic segment are as follows:

                                               Canada        United States         Australia       Consolidated
       ---------------------------------------------------------------------------------------------------------
                                            $  31,965              173,765                 -            205,730
       =========================================================================================================

       All expenses are corporate in nature.

                              Wincanton Corporation
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Liquidity and capital resources

At March 31, 1997, the Registrant had $37,932 of current assets and $8,540,370 of current liabilities compared to $1,128,817 of current assets and $9,449,953 of current liabilities as at March 31, 1996. This decrease in working capital is the result of several factors:

       o current assets also include $3,900 due to a director of the Registrant. This amount bears no interest, is unsecured and is repayable on demand. The amount due from a director was $990,893 as at March 31, 1996. Of the amounts due from a director, $593,981 was written-off as uncollectable at June 30, 1996.

       o current liabilities include accounts payable and accrued liabilities of $8,540,370 compared to $8,683,083. The decrease in payables is mainly due to the payment to Work Recovery, Inc. under a consulting agreement. The consulting agreement called for payment of $9,600,000 during the year ended June 30, 1995. The Registrant has paid $2,850,000 to September 30, 1996 and the balance of $6,950,000 is included in accounts payable at March 31, 1996. Accounts payable also include a $1,500,000 liability under a licence agreement.

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

Results of Operations

Nine month period ended March 31, 1997 compared to the year ended June 30, 1996.

The  Registrant's  loss  for the nine  month  period  ended  March  31,  1997 was $253,589 compared to a loss of $1,800,760 for the year ended June 30, 1996.

Administrative expenses for the nine month period ended March 31, 1997 were $253,589 compared to $1,758,630 for the year ended June 30, 1996, such difference due to the Registrant's inactivity except for the legal defense of the aforementioned law suite described in Section II.

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

In December 1995, Robert Page and McGee Settlement Trust brought suit against the Registrant its subsidiary Tradesman Industries Inc., the company's directors', employees, certain consultants and other unrelated individuals alleging in sum, various acts of fraud, securities violations and breaches of fiduciary duty. The defendants moved to stay the proceedings and to compel arbitration, which motion was granted. The arbitration date has not yet been set. The plaintiffs have claimed damages in the amount of $30,000,000 and to seek the appointment of a receiver for Wincanton and Tradesman. The Company contends that Page and McGee Settlement Trust breached their agreement to provide technology and that no loss should be incurred.

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


                             WINCANTON CORPORATION

                                /s/ Walter Doyle
                          ____________________________
                            Walter Doyle, President



                                            /s/ Henri Hornby
Date:  July 8, 1997                   ______________________________
                                          Henri Hornby, Director