Form 10-K
period 1997-06-30
WINCANTON CORP
filed 1997-10-31
CIK 847917

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________to________________

Commission File No. 0-23712

                             Wincanton Corporation
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     Washington                                     91-1395124
--------------------------------            --------------------------
State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization                Identification No.)

              3653 Hemlock Court, Reno, Nevada              89505
          ------------------------------------------------------------
             (Address of Principal executive offices)    (Zip Code)

                                 (702) 829-8812
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                                    Name of each Exchange on
Title of Each Class                                      which Registered
-------------------                                 ------------------------
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

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1997 was approximately $1,500,000.

                  The number of shares of Registrant's common Stock outstanding on June 30, 1997 was 9,287,752.

ITEM 1 - BUSINESS

Wincanton Corporation ("Registrant" or "Company") was organized in October, 1987 as a Washington corporation. The Company was inactive until June, 1993 when it began to evaluate the acquisition of business opportunities. During its fiscal year ending June 30, 1997, the Company was mainly involved in defending certain law suites, described elsewhere in this document and the Company has allowed all of its natural resource property permits to expire. The Company is engaged in the following business segments:

1.       production of specialty vehicles;

During the year ended June 30, 1996, the Registrant ceased its activities relating to the following:

1.       establishment of rehabilitation facilities;

2.       tree farming; and

3.       Australian commercial real estate options.

SPECIALTY VEHICLES
------------------

On April 19, 1994, the Registrant entered into an agreement with McGee Settlement Trust for the assignment to it of design and patent rights to certain truck/trailer devices for the raising and lowering of a truck/trailer cargo bed.

During the year ended June 30, 1997 the Registrant was engaged in the legal defense of a law suite brought against it by Robert Page and the McGee Settlement Trust. There was no development work completed during the year on the Specialty Vehicles.

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

NATURAL RESOURCE PROPERTIES
---------------------------

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

As at July 22, 1997 all of the natural resourse property permits have expired.

Flatrock Sandstone Deposit
--------------------------

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

Market

The use of sandstone building material has experienced resurgence since the early 1980's. Usage in Australia is small by world standard. Total world production of dimensional stone is US$16 - 18 billion annually. Australia produces 1.5% of world production. The value of stone currently used in Australia is A$200,000,000 per annum of which approximately 42% is imported. Inquiries have been received from a local landscaping agent and contractors with a view to stocking a certain grade of material for resale and to mine the sandstone for use in future construction.

Uses of sandstone include exterior application for high quality surface finishing, bricks and tiles, internal walls, floors, counter tops and furniture.

The Flat Rock claims were allowed to lapse during the year ended June 30, 1997.

Tin and Base Metals
-------------------

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

The Tin and base metal claims were allowed to lapse during the year ended June 30, 1997.

Grey Granite Deposit
--------------------

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

The Grey Granite claims were allowed to lapse during the year ended June 30, 1997.

Other features of the Business

To minimize capital expenditures and personnel requirements, on-site mining, extraction and transportation of product is intended to be under fixed contracts with third parties.

Competitive Conditions

The Registrant has many competitors in the mining and/or quarrying of sandstone, tin and base metals and granite respectively, none of which are dominant. In each of its markets, the Company encounters larger, more experienced companies with greater resources. The sandstone and granite deposits are located close to ground surface. The Company's mineral activities involve the mining of commodity type products, which is not easily differentiated from that of its competitors. The Company believes that the quality of its product is at least equal to or better than its competitors.

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

REHABILITATION FACILITIES
-------------------------

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

TREE FARMING
------------

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

COMMERCIAL REAL ESTATE OPTION, AUSTRALIA
----------------------------------------

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

Patents, Trademarks, Licenses, Franchises and Commission
--------------------------------------------------------

The Company's legal counsel has conducted a patentability search of the new Tradesman rear end suspension technology. Based on that search, counsel believes that claims affording patent protection of meaningful scope for the Tradesman invention can be obtained by the Company.

Seasonal Business
-----------------

The Registrant's businesses are generally not seasonal. However, while the Registrant's tree farm is a year round activity, harvesting schedules are based on species, soil classification, timber inventory and size, age and classification of timber.

Practices Relating to Working Capital Items
-------------------------------------------

The Registrant manufactures little of its products for its own inventory. The Registrant purchases materials from third parties and assembles goods upon receipt of orders.

Customers
---------

During the 1997 fiscal year, the Registrant recorded no sales.

Backlog Order
------------

The Registrant has no backlog orders.

Governmental Contracts
----------------------

The Company has no government contracts.

Research and Development Activities
-----------------------------------

During the year ended June 30, 1997, the Company did not engage in any research and development activities.

Employees
---------

At June 30, 1997, the company had no full time employees.

ITEM 2. - DESCRIPTION OF PROPERTY
---------------------------------

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

Subsequent to June 30, 1997 the Registrant negotiated a settlement of this law suit. The settlement involves the payment of $400,000 over an eight month period commencing in October 1997, the return of all rights to the technology granted under the McGee Settlement Trust agreement and the return to the Registrant of 1,000,000 common shares issued.

In April 1997, Work Recovery, Inc. brought suit against the Registrant alleging that the Registrant owes Work Recovery, Inc. the sum of $6,750,000 plus interest and attorneys' fees. The amount alleged due is pursuant to a consulting agreement, whereby the Registrant agreed to pay Work Recovery, Inc., $9,600,000, for consultancy services rendered from July 1, 1994 through July 1, 1995. This agreement is more fully described elsewhere in this document.

On July 3, 1997, Work Recovery, Inc. was awarded a default judgement against the Registrant in the amount of $6,750,000.

Subsequent to June 30, 1997, the Registrant has retained legal council to re-open the default judgement and to defend the action.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters requiring disclosure.

PART II

ITEM 5. -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS MATTERS

(a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol WNCC.

The high and low bid price for the shares of the Company's common stock since trading commenced on August 23, 1993 is as follows:

PERIOD                                     HIGH BID          LOW BID
------                                     --------          -------
Quarter ended June 30, 1997                  0.50              0.10
Quarter ended March 31, 1997                 0.50              0.125
Quarter ended December 31, 1996              0.50              0.125
Quarter ended September 30, 1996             0.50              0.125
Quarter ended June 30, 1996                  0.50              0.28
Quarter ended March 31, 1996                 1.00              0.28
Quarter ended December 31, 1995              5.25              0.28
Quarter ended September 30, 1995            11.62              5.25
Quarter ended June 30, 1995                 11.75              9.75
Quarter ended March 31, 1995                10.25              8.00
Quarter ended December 31, 1994              8.25              6.00
Quarter ended September 30, 1994               --                --
Quarter ended June 30, 1994                    --                --
Quarter ended March 31, 1994                   --                --
Quarter ended December 31, 1993              5.00              3.00
August 23 - September 30, 1993               5.00              1.50

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b) As at June 30, 1997 there were approximately 780 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.

ITEM 6.- SELECTED FINANCIAL DATA

The selected financial data presented below was derived from the financial statements of the Company which have been audited by Davidson & Company, independent chartered accountants, as to June 30, 1997, June 30, 1996, June 30, 1995 and by KPMG Peat Marwick Thorne as to June 30, 1994 and December 31, 1993. Another firm of independent auditors audited the years 1989 through 1992.
The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management Discussion and Analysis of Financial Condition and Results of Operations".

As at and for the years ended December 31,

                      1989       1990     1991       1992      1993         As at and for  As at and for  As at and for
                                                                             the period     the period     the period
                                                                             ended June     ended June     ended June
                                                                              30, 1994       30, 1995       30, 1996
-----------------------------------------------------------------------------------------------------------------------
Sales                  Nil        Nil       Nil        Nil       Nil          Nil           Nil            Nil
-----------------------------------------------------------------------------------------------------------------------
Less from continuing   ($8,596)   ($1,411)  ($12,875)  ($2,408)  ($234,846)   ($424,715)    ($16,887,396)  ($1,800,760)
operations
-----------------------------------------------------------------------------------------------------------------------
Loss from continuing   ($0.01)    Nil       ($0.01)    Nil       ($0.06)      ($0.06)       ($1.80)        ($0.19)
operations per share
-----------------------------------------------------------------------------------------------------------------------
Total Assets           $3,701     $2,290    $164       $277      $386,977     $2,506,062    $6,757,292     $355,768
-----------------------------------------------------------------------------------------------------------------------
Long term obligations  Nil        Nil       Nil        Nil       Nil          $181,300      Nil            Nil
-----------------------------------------------------------------------------------------------------------------------
Dividends declared     Nil        Nil       Nil        Nil       Nil          Nil           Nil            Nil



                     As at and for  Inception on
                      the period     October 5,
                      ended June    1997 to June
                       30, 1997       30, 1996
-------------------------------------------------
Sales                  Nil          Nil
-------------------------------------------------
Less from continuing   (683,801)    ($20,261,356)
operations
-------------------------------------------------
Loss from continuing   ($.07)       N/A
operations per share
-------------------------------------------------
Total Assets           $217,315     N/A
-------------------------------------------------
Long term obligations  Nil          Nil
-------------------------------------------------
Dividends declared     Nil          Nil

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The above selected financial information and the following discussions should be read in conjunction with the Registrant's consolidated financial statements for the years ended June 30, 1997, June 30, 1996, June 30, 1995, six months ended June 30, 1994, year ended December 31, 1993 and 1992 and from inception on October 5, 1987 to June 30, 1995 included elsewhere in this form.

Since its incorporation on October 5, 1987, the Registrant has investigated and evaluated various assets, properties and business opportunities for acquisition. Prior to 1993, the Registrant had been unsuccessful in this regard. During 1993, the Registrant entered into a joint venture agreement with a related company to acquire an 85% interest in certain resource properties under development located near Charters Tower, North Queensland, Australia in exchange for 800,000 common shares of the Registrant and cash of approximately $240,000. During the year eneded June 30, 1997 all of the natural resource exploration permits expired.

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

All of the amounts have been paid by way of WRI delivering 4,651,163 shares of its common stock to Tradesman. The Company has sold all but 401,163 of the shares received from Work Recovery, Inc.

The Registrant has concentrated its efforts during the year ended June 30, 1996 to completion of Tradesman's prototype vehicle development.

Work Recovery, Inc. was placed in receivership during the year ended June 30, 1996 and the future concerning the agreements discussed above is uncertain.

Liquidity and capital resources
-------------------------------

Year ended June 30, 1997 compared to the year ended June 30, 1996

At June 30, 1997, the Registrant has $45,616 of current assets and $8,978,301 in current liabilities compared to $149,069 of current assets and $8,433,047 of current liabilities as at June 30, 1996. This decrease in working capital is the result of two main factors, being the recording of $400,000 payable, during the year, for settlement of the McGee Settlement Trust law suit, together with legal fees included in accounts payable.

Results of operations
---------------------

The Registrant's loss for the year ended June 30, 1997 was $683,801 compared to $1,800,760 for the year ended June 30, 1996. The decrease in the loss amount is a result of several factors.

Administrative expenses for the year ended June 30, 1997 were $319,871 compared to $1,758,630 for the year ended June 30, 1996.

Consulting fees were reduced to $nil from $442,571 in the prior year. This reduction is directly related to the inactivity during the year.

Other expenses were $27,051 which is reduced from $335,582 for the prior period, such decrease due to the reduced activity within Tradesman Industries, Inc.

Professional fees were reduced to $159,149 from $561,591 due to the conclusion of certain matters requiring legal attention.

Travel and entertainment expense decreased to $22,496 compared to $173,733. This decrease resulted from less travel required during the year.

Wages were $96,000 compared to 197,196 for the previous year, due to the reduced staffing within Tradesman Industries, Inc.

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

Results of operations
---------------------

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

Liquidity and capital resources
-------------------------------

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

Results of operations
---------------------

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

Liquidity and capital resources
-------------------------------

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

Results of Operations
---------------------

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

The year's loss was reduced by $16,413, representing the 10% minority interest share of the losses of Queensland.

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

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of all current directors, executive offices and significant employee of the Company, and of its significant subsidiaries, as well as their ages and specific positions as of the date of this report:

Name and residential address        Position         Age
----------------------------        --------         ---

Walter Doyle                        Chairman of       42
38 Orchid Avenue                    the Board and
Surfers Paradise                    President
Queensland, Australia

Henri Hornby                        Secretary         41
3653 Hemlock Court                  and Director
Reno, Nevada, 89509

Directors and Executive Profiles
--------------------------------

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

Carl Kosnar resigned from his position in April 1997.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended June 30, 1997, one executive officer or key employee received aggregate direct remuneration of $80,000. All officers, directors and principal shareholders as a group received aggregate direct remuneration of $139,000 of the $197,196 reported in wages expense.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1997, the Common Stock ownership of each person known by the Company to be the beneficial owner of 5% or more to the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock owned.

Name and Address            Number of Shares Owned        Percentage of Class
----------------            ----------------------        -------------------
Walter Doyle                      1,868,000                      20.1%
38 Orchid Avenue
Surfers Paradise
Queensland, Australia

Henri Hornby                      1,000,000                      10.8%
3653 Hemlock Court
Reno, Nevada, 89509

McGee Settlement                  1,000,000                      10.8%
Trust
Level 1, 4753 Kinghorn St.
Nowra, NSW, 2541
Australia

Mendips Management                1,000,000                      10.8%
Ltd.
3653 Hemlock Court
Reno, Nevada, 89509


All directors and                 2,868,000                      30.9%
Officers as a group
(2 persons)

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None

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

10(s) Deed/Agreement dated March 2, 1995 among Conway Plaza Pty. Ltd., Properties, Holdings and Sanders.

10(t) Deed/Agreement dated March 2, 1995 among Best Place Pty. Ltd., Properties, Holdings and Sanders.

10(u) Deed/Agreement dated March 2, 1995 among Tembuck Pty. Ltd., Properties, Holdings and Sanders.

21(a) Queensland Industries, Inc. a company duly incorporated under the laws of British Columbia, Canada, is a subsidiary of the Registrant. (1)

  (b) The Registrant filed a report on Form 8-K in April of 1995. The report disclosed a lawsuit instituted against Tradesman Industries, Inc., a subsidiary of the Registrant. The suit alleges in part (1) use of proprietary information, (2) patent information and (3) unfair competition.

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

Dated:  October 30, 1997


                                                 WINCANTON CORPORATION



                                                 By: _____________________
                                                         Henri Hornby
                                                           Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature               Title                              Date
   ---------               -----                              ----

______________________     Chairman of the Board of
  Walter Doyle             Directors, President and         October 30, 1997
                           Director


______________________     Secretary and Director           October 30, 1997
  Henri Hornby

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


                                                                     PAGE
                                                                     ----

       Title page                                                    F-1

       Report of Independent Chartered Accountants                   F-2

       Comments by Auditor for U.S. readers on Canada -  U.S.
       Reporting Conflict                                            F-2

       Consolidated Balance Sheets as at June 30, 1997 and
       1996                                                          F-3, F-4

       Consolidated Statements of Operations and Deficit
        Accumulated during the Development Stage
       Year ended June 30, 1997, 1996, 1995,
        and from inception to June 30, 1997                          F-5

       Consolidated Statement of Changes in Financial
        Position Year ended June 30, 1997, 1996, 1995
        and from inception to June 30, 1997                          F-6, F-7

       Notes to Consolidated Financial Statements                    F-8 - F-20

                             WINCANTON CORPORATION


                       CONSOLIDATED FINANCIAL STATEMENTS
                      (A Company in the development stage)
                          (Expressed in U.S. dollars)


                                 JUNE 30, 1997

                                    A Partnership of Incorporated Professionals
DAVIDSON & COMPANY____Chartered Accountants_____________________________________



                                AUDITORS' REPORT


To the Shareholders of
Wincanton Corporation
(A Company in the development stage)

We have audited the consolidated balance sheets of Wincanton Corporation (a company in the development stage) as at June 30, 1997 and 1996 and the consolidated statements of operations and deficit accumulated during the development stage and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1997 and 1996 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.


                                               /s/ DAVIDSON & COMPANY
                                               ----------------------

Vancouver, Canada                               Chartered Accountants

September 15, 1997




                     COMMENTS BY AUDITORS FOR U.S. READERS
                      ON CANADA - U.S. REPORTING CONFLICT


In the United States, reporting standards for auditors require the expression of a qualified opinion when the financial statements are affected by significant uncertainties such as those referred to in Note 1 to these financial statements. The above opinion in our report to shareholders dated September 15, 1997 for the year ended June 30, 1997 is not qualified with respect to, and provides no reference to, these uncertainties since such an opinion would not be in accordance with Canadian reporting standards for auditors when the uncertainties are adequately disclosed in the financial statements.



                                               /s/ DAVIDSON & COMPANY
                                               ----------------------

Vancouver, Canada                              Chartered Accountants

September 15, 1997



                   A Member of Accounting Group International
                   ------------------------------------------

    Suite 1270, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
                  Telephone (604) 687-0947 Fax (604) 687-6172

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30

============================================================================
                                                         1997           1996
----------------------------------------------------------------------------
ASSETS


Current

     Cash                                       $      34,688   $     32,096

     Amounts and notes receivable (Note 3)             10,928         16,208

     Due from a director (Note 4)                        -           100,765
                                                -------------   ------------

                                                       45,616        149,069

Resource properties (Note 5)                                1              1

Investments, advances and licences (Note 6)                20         35,020

Capital assets (Note 7)                               171,678        171,678
                                                -------------   ------------

                                                $     217,315   $    355,768
============================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30




=======================================================================================================================
                                                                                                    1997           1996
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current
     Accounts payable and accrued liabilities (Note 3)                                     $   8,978,301   $  8,433,047

Unearned revenue (Note 3)                                                                      5,005,251      5,005,251
                                                                                           -------------   ------------

                                                                                              13,983,552     13,438,298
                                                                                           -------------   -------------

Shareholders' equity

   Capital stock (Note 9)
        Authorized
           15,000,000   preferred shares
           15,000,000   common shares, par value of $0.0001 per share
        Issued
            9,287,752   common shares (1996 - 9,287,752)                                             835            835
            4,195,895   preferred shares (1996 - 4,195,895)                                            5              5
     Additional paid-in capital (Note 9)                                                       6,494,596      6,494,596
     Cumulative translation adjustment                                                           (14,670)       (14,764)
     Deficit, accumulated during the development stage                                       (20,247,003)   (19,563,202)
                                                                                           -------------   ------------

                                                                                             (13,766,237)   (13,082,530)
                                                                                           --------------  -------------

                                                                                           $     217,315   $    355,768
=======================================================================================================================

Continuing operations (Note 1)

Commitments (Notes 3, 6, and 16)

On behalf of the Board:


__________________________ Director   ________________________ Director

              The accompanying notes are an integral part of these
                       consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in U.S. dollars)

=======================================================================================================================
                                                           From Inception     Year Ended      Year Ended     Year Ended
                                                              to June 30,       June 30,        June 30,       June 30,
                                                                     1997           1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------
Exploration and development expenditures
     on resource properties                                  $    184,735   $      1,864    $     26,783   $     78,264
                                                             ------------   ------------    ------------   ------------

Administration expenses
     Consulting                                                10,391,197           -            442,571      9,895,005
     Financing costs                                               49,306           -               -              -
     Joint venture operations (Note 10)                            96,002         13,644          15,841         18,993
     Other                                                        737,991         27,051         335,582        305,544
     Professional fees                                          1,090,831        159,149         561,591        263,564
     Promotion                                                    216,047          1,531          32,016        182,500
     Research and development                                     437,233           -                100        437,133
     Travel and entertainment                                     621,031         22,496         173,733        318,897
     Wages                                                        381,913         96,000         197,196         88,717
                                                             ------------   ------------    ------------   ------------

                                                               14,021,551        319,871       1,758,630     11,510,353
                                                             ------------   ------------    ------------   ------------

Other income (expenses)
     Unrealized loss on available for sale securities (Note 6)   (101,428)          -               -          (101,428)
     Write-down of licence (Note 6)                            (1,500,000)          -               -        (1,500,000)
     Loss on sale of investments                                  (64,305)          -            (35,691)       (28,614)
     Write-off of options to purchase real estate (Note 11)    (2,684,537)          -               -        (2,684,537)
     Write-off/recovery of advances (Note 13)                  (1,223,203)        37,934        (793,481)      (467,656)
     Loss on sale of capital assets                               (86,832)          -            (86,832)          -
     Legal settlement costs (Note 16)                            (400,000)      (400,000)           -              -
                                                             ------------   ------------    ------------   ------------

                                                               (6,060,305)      (362,066)       (916,004)    (4,782,235)
                                                             ------------   ------------    ------------   ------------

Loss before discontinued operations and
     non-controlling interest                                 (20,266,591)      (683,801)     (2,701,417)   (16,370,852)

Non-controlling interest in loss of subsidiary                    212,477           -               -           186,976
                                                             ------------   ------------    ------------   ------------

Loss before discontinued operations                           (20,054,114)      (683,801)     (2,701,417)   (16,183,876)

Income (loss) from discontinued operations (Note 12)               (9,497)          -            900,657       (703,520)
                                                             ------------   ------------    ------------   ------------

Loss for the year                                             (20,063,611)      (683,801)     (1,800,760)   (16,887,396)

Deficit, accumulated during the development stage
     beginning of year                                               -       (19,563,202)    (17,762,442)      (875,046)

Redemption of non-controlling interest in
     subsidiary from related party (Note 5)                      (183,392)          -               -              -
                                                             ------------   ------------    ------------   ------------

Deficit, accumulated during the
     development stage, end of  year                         $(20,247,003)  $(20,247,003)   $(19,563,202)  $(17,762,442)
========================================================================================================================

Loss per share                                                              $      (0.07)   $      (0.19)  $      (1.80)
========================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in U.S. dollars)


========================================================================================================================
                                                           From Inception     Year Ended      Year Ended     Year Ended
                                                              to June 30,       June 30,        June 30,       June 30,
                                                                     1997           1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (APPLIED TO):


CONTINUING OPERATIONS
     Loss from continuing operations                         $(20,063,611)  $   (683,801)   $ (2,701,417)  $(16,183,876)

     Items not affecting cash:
       Expenses paid by stock issuance                             60,000           -               -            60,000
       Write-off of advances for research and development          50,780           -               -            50,780
       Write-off of options to purchase real estate             2,684,537           -               -         2,684,537
       Write-off of advances                                    1,223,203        (37,934)        793,481        467,656
       Write-down of licences                                   1,500,000           -               -         1,500,000
       Loss on sale of capital assets                              86,832           -             86,832           -
       Loss on sale of investments                                 35,691           -             35,691           -
       Other                                                        2,128             94            -             9,749

     Changes in non-cash working capital:
       Amounts and notes receivable                             3,118,072          5,280       2,669,861        463,401
       Due from a director                                         61,926        138,699        (100,765)        61,901
       Accounts payable and accrued liabilities                 8,177,039        545,254        (199,886)     7,756,915
                                                             ------------   ------------    ------------   ------------

                                                               (3,063,403)       (32,408)        583,797     (3,128,937)
                                                             ------------   ------------    ------------   ------------

DISCONTINUED OPERATIONS
     Income (loss) from discontinued operations                    (9,497)          -            900,657       (703,520)

     Items not affecting cash:
       Loss on sale of investments                                587,826           -            587,826           -
       Gain on sale of plantation maintenance obligation         (221,888)          -           (221,888)          -

     Changes in non-cash working capital:
       Accounts payable and accrued liabilities                   801,262           -               -           801,262
       Income taxes payable                                          -              -           (166,095)       (39,140)

     Proceeds from sale of capital assets                         391,701           -            391,701           -
     Proceeds from sale of investments                            148,629                        148,629           -
     Long-term debt                                                  -              -           (688,500)       160,510
     Investments                                                 (736,455)          -               -          (736,455)
     Capital assets                                              (764,855)          -            (12,343)       (12,512)
     Unearned revenue                                             692,000           -         (1,530,000)     2,000,000
     Other                                                         31,921           -             31,921           -
                                                             ------------   ------------    ------------   ------------

                                                                  920,644           -           (558,092)     1,470,145
                                                             ------------   ------------    ------------   ------------


                                 - continued -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in U.S. dollars)


========================================================================================================================
                                                           From Inception     Year Ended      Year Ended     Year Ended
                                                              to June 30,       June 30,        June 30,       June 30,
                                                                     1997           1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------
Continued.....

FINANCING ACTIVITIES
     Unearned revenue                                        $    630,827   $       -       $ (2,000,000)  $  2,630,827
     Advances on account of share subscriptions                      -              -               -          (117,000)
     Issue of capital stock                                     2,024,148           -               -         1,039,999
     Additional paid-in capital                                 1,682,774           -               -         1,682,774
     Redemption of minority interest in subsidiary               (183,392)          -               -              -
                                                             ------------   ------------    ------------   ------------

                                                                4,154,357           -         (2,000,000)     5,236,600
                                                             ------------   ------------    ------------   ------------


INVESTING ACTIVITIES
     Resource properties                                               (1)          -                -             -
     Investments, advances and licences                        (1,547,882)        35,000        (136,500)    (1,156,194)
     Capital assets                                              (321,989)          -             (7,962)      (281,249)
     Options on real estate                                      (143,645)          -               -          (143,645)
     Organization cost                                               (515)          -               -              -
     Proceeds from sale of capital assets                          16,436           -             16,436           -
     Proceeds from sale of investments                             20,686           -             20,686           -
                                                             ------------   ------------    ------------   ------------

                                                               (1,976,910)        35,000        (107,340)    (1,581,088)
                                                             ------------   ------------    ------------   ------------


Change in cash position during year                                34,688          2,592      (2,081,635)     1,996,720


Cash, beginning of year                                              -            32,096       2,113,731        117,011
                                                             ------------   ------------    ------------   ------------


Cash, end of year                                            $     34,688   $     34,688    $     32,096   $  2,113,731
=======================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================


1.      CONTINUING OPERATIONS

        These consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, notwithstanding that the Company has incurred significant operating losses and has an excess of liabilities over assets at June 30, 1997 of $13,766,237. Future operations of the Company, and the related recoverability of the costs of acquiring its licences (Note 6), are dependent upon:

        a) Obtaining additional financing to meet its liabilities as they come due and carry out its business plans;

        b) Resolving the legal claims described in Notes 3 and 16 on conditions favourable to the Company;

        c) Meeting certain minimum product delivery requirements under its licences in order to maintain its licences in good standing,

        d) Attaining profitable operations from its various businesses described in Note 2.

        As at June 30, 1997, the Company had a working capital deficiency of $8,932,685.


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

        These consolidated financial statements include the accounts of the Company, its subsidiaries, Tradesman, Properties, Holdings, Queensland and Queensland's proportional share of the assets, liabilities, revenue and expenses of the joint venture described in Note 10. All significant inter-company transactions and balances have been eliminated.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================


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

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================


2.      SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


        Research and development costs

        Research and development costs are charged to operations as incurred.


        Loss per share

        Loss per share is calculated based on the weighted average number of shares outstanding during the year ended June 30, 1997, being 9,287,752 shares (1996 - 9,287,752; 1995 - 9,387,738).



3.      AMOUNTS AND NOTES RECEIVABLE


        ===================================================================
                                                        1997           1996
        -------------------------------------------------------------------
        Work Recovery, Inc.                   $            1  $           1

        Other                                         10,927         16,207
                                              --------------  -------------

                                              $       10,928  $      16,208
        ===================================================================


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

        The final instalment of shares of WRI with an aggregate value of $2,525,000 was received on July 15, 1995. As at June 30, 1997, the Company held 40,116 post consolidated shares of WRI which have been recorded at a nominal value of $1.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================



3.      AMOUNTS AND NOTES RECEIVABLE (cont'd.....)

        Work Recovery, Inc. (cont'd.....)

        In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provide consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. WRI was to provide these services for $800,000 per month for a one year period through June 30, 1995. Of this amount, approximately $2,650,000 was paid, with the remaining $6,950,000 included in accounts payable at June 30, 1995. During the year ended June 30, 1996, a further $200,000 was paid. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 already paid. There is no assurance the Company will be able to recover any of the amounts as WRI has been placed into receivership. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.

        Subsequent to June 30, 1997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company is currently retaining counsel in an attempt to reopen the default judgement.

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


4.      DUE TO/FROM A DIRECTOR

        Amounts due to or from a director are non-interest bearing and due or payable on demand. In 1996, the Company determined that advances of $593,981 to a director were uncollectible and consequently wrote-off the amounts to operations. During the current year, the Company recovered $37,934 from the director as repayment (Note 13).


5.      RESOURCE PROPERTIES

        Queensland owns an 85% interest in a joint venture with North Queensland Mining Pty. Limited ("North Queensland"), a related company. The joint venture acquired an 85% interest in certain granite, sandstone, tin and copper/lead/zinc/silver resource properties. Under the terms of the joint venture, Queensland and North Queensland had agreed to develop the resource properties. The Company issued 800,000 common shares and paid $266,000 to Queensland in exchange for 90% of the common shares of Queensland. Queensland transferred its 800,000 shares of the Company and paid $146,000 to North Queensland in exchange for its 85% interest in the joint venture.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================



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

        Subsequent to June 30, 1997, all of the joint ventures' mineral claims expired and all related costs were written-off to operations.


6.      INVESTMENTS, ADVANCES AND LICENCES



        ================================================================
                                                     1997           1996
        ----------------------------------------------------------------

        Work Recovery Inc.                 $           20  $          20

        Other                                        -            35,000
                                           --------------  -------------

                                           $           20  $      35,020
        ================================================================

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

        During the fiscal year ended June 30, 1995, a claim was filed against Tradesman for alleged misappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). In 1996, all of the claims under this litigation were dismissed.

        Saddle Mountain Timber Corp.

        The Company owned 2,626,571 shares of Saddle Mountain Timber Corp. (formerly Saddle Mountain Mining Corp.), a company trading publicly on the Alberta Stock Exchange. These shares, with an aggregate cost of $1,458,306 had been classified as "available for sale". The value of these shares had declined since acquisition, the decline was considered to be other than temporary, and accordingly the shares were recorded at their market value at June 30, 1995. These shares were sold in 1996 for a further loss of $623,517.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================



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

        Advance royalties of $1,500,000 were required to be paid by the Company during the year ended June 30, 1995; this amount had been included in licences. As at June 30, 1997, the $1,500,000 remains unpaid and is included in accounts payable and accrued liabilities. In 1996, management determined that there was an impairment in the value of the licence and had written the carrying value down to a nominal value of $20.

        Other

        The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances were non-interest bearing, with no fixed terms of repayment. In 1996, the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $35,000) which was received during the current year. In 1996, $199,500 was written-off to operations (Note 13).

7.      CAPITAL ASSETS


        ===========================================================================================
                                                         Accumulated            Net Book Value
                                                 Cost   Depreciation         1997           1996
        -------------------------------------------------------------------------------------------
        Vehicles                        $     169,148  $        -     $      169,148  $     169,148
        Furniture and equipment                 2,530           -              2,530          2,530
                                        -------------  -------------  --------------  -------------

                                        $     171,678  $        -     $      171,678  $     171,678
        ===========================================================================================

8.      MORTGAGE PAYABLE

        The purchase price of the land and plantation assets in 1994 was $1 million AUD ($740,200 U.S.), payable as to $300,000 AUD ($222,000 U.S.)
        on signing and the remaining $700,000 AUD ($518,200 U.S.) in instalments.

        During the year ended June 30, 1995, Wincanton (Aus) renegotiated the terms of the mortgage to reflect accrued interest of $160,510. The mortgage was due on demand, and accordingly the entire amount was classified as a current liability. The Company also issued 210,000 shares to the vendor of the plantation assets and land as security for the mortgage payable. It was expected that these shares would be returned to treasury when the mortgage was settled (Note 12). As at June 30, 1997, these shares had not been returned to treasury.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================



9.      CAPITAL STOCK

        Capital stock issued from incorporation of the Company on October 5, 1987 to June 30, 1997 is summarized as follows:

        Common shares


        ===============================================================================================================
                                                                           Capital Stock        Additional
                                                                           -------------         paid-in
                                                               Shares          Amount            capital          Total
        ---------------------------------------------------------------------------------------------------------------
        1987   Issued for cash at $0.10 per share,
                  net of offering costs of $500                   100,000  $          10  $        9,490  $       9,500

        1988   Issued for cash at $0.10 per share,
                  net of offering costs of $500                   100,000             10           9,490          9,500
               Issued for cash at $0.0001 per share             1,000,000            100            -               100
        1991   Issued for cash at $0.0333 per share                 3,000              1              99            100
                                                            -------------  -------------  --------------  -------------

        At December 31, 1991 and 1992                           1,203,000            121          19,079         19,200

               Issued for business acquisition                    800,000              1            -                 1
               Issued for cash at $0.01 per share               2,000,000            200          19,800         20,000
               Issued for cash at $0.02 per share               2,000,000            200          39,800         40,000
               Issued for cash at $1.00 per share                 514,796             51         514,745        514,796
                                                            -------------  -------------  --------------  -------------

        At December 31, 1993                                    6,517,796            573         593,424        593,997

               Issued for cash at $3.00 per share                  13,384              1          40,151         40,152
               Issued for cash at $2.50 per share                 140,000             14         349,986        350,000
               Issued for licences at $0.0001 per share         2,075,000            208            -               208
                                                            -------------  -------------  --------------  -------------

        At June 30, 1994                                        8,746,180            796         983,561        984,357

               Issued for cash at $1.01 per share                 116,000             12         116,988        117,000
               Issued for shares in Work Recovery, Inc.           200,000             20         187,480        187,500
               Issued as security for mortgage
                  payable (Note 8)                                210,000              1            -                 1
               Issued for options to purchase real
                  estate (Note 11)                                784,572             78       2,540,809      2,540,887
               Issued for cash at $10 per share, net
                  of offering costs of $77,000                    100,000             10         922,990        923,000
               Issued for services received                         6,000              6          59,994         60,000
               Shares returned and cancelled (Note 6)            (875,000)           (88)           -               (88)
               Gain on dilution of interest in
                  Tradesman (Note 3)                                 -              -          1,682,774      1,682,774
                                                            -------------  -------------  --------------  -------------

        At June 30, 1997, 1996 and 1995                         9,287,752  $         835  $    6,494,596  $   6,495,431
        ===============================================================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================


9.      CAPITAL STOCK (cont'd.....)


        Preferred shares


        ===============================================================================================================
                                                                                                     Preferred stock
                                                                                                  ---------------------
                                                                                                  Shares         Amount
        ---------------------------------------------------------------------------------------------------------------
        Class A convertible preferred stock, convertible into
           common stock at $4.80 per share                                                       918,000  $           1

        Class B convertible preferred stock, convertible into
           common stock at $5.20 per share                                                       381,323              1

        Class C convertible preferred stock, convertible into
           common stock at $5.60 per share                                                       836,035              1

        Class D convertible preferred stock, convertible into
           common stock at $6.00 per share                                                     1,055,700              1

        Class E convertible preferred stock, convertible into
           common stock at $7.86 per share                                                     1,004,837              1
                                                                                          --------------  -------------

                                                                                               4,195,895  $           5
        ===============================================================================================================

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


        Warrants

        On December 5, 1994, the Company issued 2,500,000 warrants. Each warrant gives the holder the right to purchase one common share in the Company in exchange for the exercise price noted, as follows:

              Number of Warrants                  Exercise Price
              ------------------                  --------------
                       1,000,000                  $         1.00
                         500,000                            2.50
                         500,000                            3.50
                         500,000                            4.50

        The warrants expire on December 6, 1999.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================



10.     INVESTMENT IN JOINT VENTURE

        These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:

        ===============================================================================================================
                                                                                                June 30,       June 30,
                                                                                                    1997           1996
        ---------------------------------------------------------------------------------------------------------------
        Cash                                                                              $        1,348  $       2,351
        Accounts receivable and deposits                                                           4,857          7,543
        Resource properties                                                                            1              1
        Equipment                                                                                  2,530          2,530
                                                                                          --------------  -------------

        Venturer's equity and advances                                                    $        8,736  $      12,425
                                                                                          ==============  =============


        Exploration and development expenditures                                          $        1,864  $      26,783
        Administrative expenses                                                                   13,644         12,282
                                                                                          --------------  -------------

                                                                                          $       15,508  $      39,065
        ===============================================================================================================

11.     WRITE-OFF OF OPTIONS TO PURCHASE REAL ESTATE

        On March 2, 1995, the Company, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements gave the holder the right to purchase commercial real estate property in Australia. The options were exercisable for a period of one year. The purchase price for each option was as follows:


        ===============================================================================================================
                                                             Common Shares Issued          Preferred shares issued
                                   Option                 -------------------------  ----------------------------------
                                 Purchase                       Number                     Number
        Property name               Price          Cash      of Shares       Amount     of Shares                Amount
        ---------------------------------------------------------------------------------------------------------------
        Best Place          $   5,202,000  $     26,418        142,130  $   460,297       918,000  Class A     $      1
        121 Tamar Street        2,065,500        10,490         61,965      200,678       381,323  Class B            1
        Conway Court            5,202,000        26,418        146,306      473,821       836,035  Class C            1
        Conway Plaza            7,038,000        35,742        197,553      639,788     1,055,700  Class D            1
        Manchester              8,778,375        44,577        236,618      766,303     1,004,837  Class E            1
                            -------------  ------------   ------------  -----------  ------------              --------

                            $  28,285,875  $    143,645        784,572  $ 2,540,887     4,195,895              $      5
        ===============================================================================================================

        Under the option agreements, the property owners were issued series A, B, C, D and E preferred shares as shown above, which shares are held by an escrow agent. The preferred shares are convertible into common shares, on a one-for-one basis, at the discretion of the property owners. If converted, the property owners may instruct the escrow agent to sell the common shares for cash. When the cash raised by selling the common shares is sufficient to pay the option purchase price, title to the property will be transferred to the Company.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================



11.     WRITE-OFF OF OPTIONS TO PURCHASE REAL ESTATE (cont'd.....)

        Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares, at an assigned value of $2,540,887, and the issue of preferred shares, which have been assigned a nominal value of $5 in total (see Note 9). During the 1995 fiscal year, the options expired unexercised and consequently all related costs were written-off to operations.



12.     DISCONTINUED OPERATIONS

        On January 12, 1994, the Company incorporated Wincanton (Aust) Pty Ltd. ("Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January, 1994, its principal business was growing trees.

        During the year ended June 30, 1996, Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) were written-off in 1996.

        The operating results of this discontinued business have been disclosed separately from the Company's continuing operations. Additional information is as follows:


        ===============================================================================================================
                                                                                    1997            1996           1995
        ---------------------------------------------------------------------------------------------------------------
        Loss before income taxes                                            $       -       $   (666,948)  $   (747,083)
        Income tax recovery (provision)                                             -               -            43,563
        Gain on discontinued operations                                             -          1,567,605           -
                                                                            ------------    ------------   ------------

        Income (loss) from discontinued operations                          $       -       $    900,657   $   (703,520)
        ===============================================================================================================

        Income (loss) per share from
           discontinued operation                                           $       -       $       0.10   $      (0.07)
        ===============================================================================================================

13.     WRITE-OFF/RECOVERY OF ADVANCES


        ===============================================================================================================
                                                                                                   1997            1996
        ---------------------------------------------------------------------------------------------------------------
        Due from a director (Note 4)                                                     $      (37,934)  $     593,981
        Other (Note 6)                                                                             -            199,500
                                                                                         --------------   -------------

                                                                                         $      (37,934)  $     793,481
        ===============================================================================================================

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================


14.     INCOME TAXES

        At June 30, 1997, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts.

        ===============================================================================================================
                                                                                          United States          Canada
        ---------------------------------------------------------------------------------------------------------------
        Losses - expiring 2000 to 2009                                                   $      450,000   $     265,000
        Amounts deducted for accounting purposes in
           excess of amounts deducted for tax                                                 5,015,000            -
                                                                                         --------------   -------------

                                                                                         $    5,465,000   $     265,000
        ===============================================================================================================



15.     RELATED PARTY TRANSACTIONS

        During the current year, the Company paid or accrued $96,000 for wages to a former director of Tradesman. Included in accounts payable at June 30, 1997 is $100,052 owed to the same former director.

        During the year ended June 30, 1996, Wincanton (Aus) sold its forestry land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton (Aus), in exchange for amounts owing. Dominion Estates Pty Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note
        12).



16.     COMMITMENTS

        In 1996, a claim for approximately $30,000,000 was made against the Company, Tradesman, certain of its directors, officers et al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel was of the opinion that the plaintiff had breached its agreement to provide technology to the Company and Tradesman and that no loss should have been incurred.

        During the year ended June 30, 1997, the action was stayed pending full payment by the Company of $400,000 by May 28, 1998. Under a settlement agreement, the Company is required to pay $300,000 in cash by March 28, 1998 and repurchase 1,000,000 common shares of the Company from the plaintiff for $100,000 by May 28, 1998. Upon payment in full, the Company will be dismissed with prejudice. If payment in full is not made, plaintiffs have the right to continue the litigation. The Company has included the $400,000 payment in accounts payable and accrued liabilities at June 30, 1997.

        Subsequent to June 30, 1997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company is currently retaining counsel in an attempt to reopen the default judgement (Note
        3).

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1997

================================================================================


17.     SEGMENTED INFORMATION

        The Company operates in Canada and United States. Identifiable assets by geographic segment are as follows:

        ===============================================================================================================
                                                                                                   1997            1996
        ---------------------------------------------------------------------------------------------------------------
        Canada                                                                           $       16,683   $      15,107
        United States                                                                           200,632         340,661
                                                                                         --------------   -------------

                                                                                         $      217,315   $     355,768
        ===============================================================================================================

        All expenses are corporate in nature.