Form 10-Q
period 1997-09-30
WINCANTON CORP
filed 1997-12-09
CIK 847917

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ending September 30, 1997
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

	Commission File No. 0-23712

	Wincanton Corporation

	(Exact name of Registrant as specified	in its charter)

        Washington                              91-1395124


        State or other jurisdiction            (IRS Employer
	of incorporation or organization	Identification No.)

        3653 Hemlock Court, Reno, Nevada 89505

       (Address of Principal executive offices) (Zip Code)
                               (702) 829-8812
       (Registrant's telephone number, including area code)

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

Part I

Wincanton Corporation
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Liquidity and capital resources

At September 30, 1997, the Registrant had $22,288 of current assets and $7,433,907 of current liabilities compared to $110,897 of current assets and $8,500,027 of current liabilities as at September 30, 1995. This change in working capital is the result of several factors:

   Current assets went down from 22,288 to $110,897 due to the collection of and expenditure of $73,788 due from a director of the Registrant in the prior year.

   Current liabilities include accounts payable and accrued liabilities of $7,433,907 compared to $8,500,027. The decrease in payables is mainly due to the sale by the Registrant of Queensland Industries, Inc. and the resultant reduction in accounts payable and accrued liabilities on Queensland's account. Queensland was sold to a director of the Registrant for nominal consideration.

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

Results of Operations

Three-month period ended September 30, 1997 compared to the year ended June 30, 1997.

The Registrant's gain for the three month period ended September 30, 1997 was $1,478,845 compared to a loss of $683,801 for the year ended June 30, 1997.

Administrative expenses for the three month period ended September 30, 1997 were $7,054 compared to $319,871 for the year ended June 30, 1997, such difference due to the Registrant's inactivity except for the legal defense of the aforementioned law suite.

Income from discontinued operations includes a gain on the sale of Queensland Industries, Inc. which was sold to a director of the Registrant during the quarter for nominal proceeds. The gain results from the reduction in account payable and accrued liabilities that remain on the accounts of Queensland.

Consolidated Financial Statements of

WINCANTON CORPORATION
(a company in the development stage)
(Expressed in U.S. dollars)

September 30,1997
(unaudited, prepared by management)

Consolidated Balance Sheet
(Expressed in U.S. dollars)
as at September 30
(unaudited, prepared by management)

                                                        1997    1996

	Assets

	Current assets:
        Cash                                            16,287  23,496
        Amts and notes receivable and deposits (note 3)  6,001  13,613
        Due from a director (note 4)            -               73,788
                                                        22,288 110,897

	Resource properties (note 5)		-	1

	Investments and advances (note 6)		-	35,020

        Capital assets (note 7)                        169,148 171,678
                                                $      191,436 317,596

	Liabilities and Shareholders' Equity

	Current liabilities:
        Accounts payable and accrued liabilities $ 7,433,907 8,500,027

        Unearned revenue (note 3)                  5,005,251 5,005,251
        Due to a director (note 4)                    25,000  -

	Shareholders' equity (note 9)
	Capital stock
	Authorized:
	15,000,000 preferred shares
	15,000,000 common shares with a par
	value of $0.0001 per share

WINCANTON CORPORATION
Consolidated Balance Sheet
(Expressed in U.S. dollars)
as at September 30
(unaudited, prepared by management)
(Continued)

                                                        1997    1996
	Issued:
9,287,752 common shares (September 30,1996 - 9,287,752)
                                                        835        835
4,195,895 preferred shares (September 30,1996 - 4,195,895)
                                                          5          5
        Additional paid-in capital                6,494,596  6,494,596
        Cumulative translation adjustment               -      (14,635)
	Deficit accumulated during
        the development stage                   (18,768,158)(19,668,483)
                                                (12,272,722)(13,187,682)
                                            $       191,436     317,596

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                        From inception
                        on October 5, Three months
                        1987 to ended           Year ended      Year ended
                        Sept. 30, Sept. 30,     June 30,        June 30,
                        1997      1997          1997            1996


Exploration and
development
expenditures            $184,735     -          1,864           26,783
Administrative expenses:
Financing costs           49,306     -             -               -
Joint venture operations  96,002     -         13,644           15,841
Consulting and fees   10,391,197     -             -           442,571
Other                    740,045     2,054     27,051          335,582
Professional fees      1,095,831     5,000    159,149          561,591
Promotion                216,047     -          1,531           32,016
Research and developmnt  437,233     -           -                 100
Travel and entertainment 621,031     -         22,496          173,733
Wages                    381,913     -         96,000          197,196
                      14,028,605     7,054    319,871        1,758,630

WINCANTON CORPORATION
(a company in the development stage)
Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)
(unaudited, prepared by management)
(Continued)
                        From inception
                        on October 5, Three months
                        1987 to ended           Year ended      Year ended
                        Sept. 30, Sept. 30,     June 30,        June 30,
                        1997      1997          1997            1996
Other expenses
Unrealized loss on
available for sale
securities              (101,428)    -            -               -
Loss on sale of capital
assets                   (86,832)    -                         (86,832)
Write-off of Real Estate
Options(note 11)      (2,684,537)    -            -
Write-off of advances (1,223,203)    -         37,934         (793,481)
Write-down of license (1,500,000)    -            -
Legal settlement costs  (400,000)    -       (400,000)
Loss on sale of
investments              (64,305)    -                         (35,691)
                      (6,060,305)    -       (362,066)        (916,004)
Loss before discontinued
operations and non-controlling
interest             (20,273,645)   (7,054)  (683,801)      (2,701,417)

Minority interest in loss
of subsidiary            212,477

Loss before discontinued
operations           (20,061,168)   (7,054)  (683,801)      (2,701,417)

Income from discontinued
operations             1,476,402  1,485,899                    900,657
Gain (loss)
for the period       (18,584,766) 1,478,845  (683,801)      (1,800,760)
Deficit accumulated during the
development stage,
beginning of period            (20,247,003)(19,563,202)    (17,762,442)
Redemption of minority
interest in subsidiary  (183,392)

Deficit accumulated during the
development stage,
end of period      $(18,768,158)(18,768,158)(20,247,003)  (19,563,202)
Gain (loss)
per share          $                0.16       (0.07)        (0.19)

	See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                        From inception
                        on October 5, Three months
                        1987 to ended           Year ended      Year ended
                        Sept. 30, Sept. 30,     June 30,        June 30,
                        1997      1997          1997            1996

Cash provided by (used in)

CONTINUING OPERATIONS

Operations:
Loss from continuing
operations         $(20,061,168)    (7,054)   (683,801)         (2,701,417)
Items not involving cash
Amortization of
organization costs          515      -           -                   -
Expenses paid by
stock issuance           60,000      -           -                   -
Write off of advances
for research and
development              50,780      -           -                   -
Write off of options to
purchase real estate  2,684,537      -           -                   -
Write-off of advances 1,223,203      -         (37,934)            793,481
Write-down of license 1,500,000      -           -
Loss on sale of
capital assets           86,832      -                              86,832
Loss on sale of
investments              35,691      -          35,691
Other                     1,742        129          94               -
Change in non-cash operating
working capital:
Amounts and notes receivable
and deposits          3,123,000      4,928       5,280           2,669,861
Due from (to)
a director               77,429     25,000     138,699            (100,765)
Accounts payable and
accrued liabilities   8,132,645    (44,394)    545,254            (199,886)
                     (3,084,794)   (21,391)    (32,408)            583,797

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                        From inception
                        on October 5, Three months
                        1987 to ended           Year ended      Year ended
                        Sept. 30, Sept. 30,     June 30,        June 30,
                        1997      1997          1997            1996

DISCONTINUED OPERATIONS

Income (loss) from discontinued
operations (note 12)  1,476,402  1,485,899       -                 900,657

Items not affecting cash:
Loss on sale
investments             587,826      -           -                 587,826
Gain on sale of plantation
maintenance obligations(221,888)     -           -                (221,888)

Changes in non-cash working capital
Accounts payable and
accrued liabilities    (684,198)(1,485,460)      -
Income taxes payable      -          -           -                (166,095)
Proceeds on sale of
capital assets          391,701      -           -                 391,701
Proceeds on sale of
investments             148,629      -           -                 148,629
Long-term debt            -          -           -                (688,500)
Investments            (736,435)        20       -
Capital assets         (762,325)     2,530       -                 (12,343)
Unearned revenue        692,000      -           -              (1,530,000)
Other                    31,921      -           -                  31,921
                        923,633      2,989       -                (558,092)
Financing:
Advances on account of
share subscriptions       -          -           -                   -
Unearned revenue        630,827      -           -              (2,000,000)
Redemption of minority
interest in subsidiary (183,392)     -           -
Additional paid in
capital               1,682,774      -           -
Issue of capital
stock                 2,024,148      -           -
                      4,154,357      -           -              (2,000,000)

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                        From inception
                        on October 5, Three months
                        1987 to ended           Year ended      Year ended
                        Sept. 30, Sept. 30,     June 30,        June 30,
                        1997      1997          1997            1996

Investments:
Options               (143,645)      -           -
Resource properties                     1        -
Investments and
advances            (1,547,882)      -          35,000            (136,500)
Capital assets        (321,989)      -           -                  (7,962)
Proceeds from sale of
capital assets          16,436       -           -                  16,436
Proceeds from sale of
investments             20,686       -           -                  20,686
Organization costs        (515)      -           -                   -
                    (1,976,909)         1       35,000            (107,340)
Increase (decrease)
in cash                 16,287     (18,401)      2,592          (2,081,635)

Cash, beginning of
period                   -          34,688      32,096           2,113,731

Cash, end of period$    16,287      16,287      34,688              32,096

See accompanying notes to consolidated financial statements.

1.	Nature of operations:

The Corporation was incorporated on October 5, 1987 under the laws of the State of Washington, U.S.A. The Corporation holds investments in other companies as follows:

90% of the shares of TRADESMAN Industries Inc., ('Tradesman") a company incorporated under the laws of the state of Delaware, U.S.A., whose principal business is the manufacturing, marketing and distribution of trucks, minivans and trailers with electro-hydraulic cargo beds and tailgate systems, which lower to the ground.

The Corporation is investigating and evaluating various assets, properties and business opportunities. Accordingly, continuing operations are dependent upon obtaining additional financing to carry out its business plans.

2.	Significant accounting policies:

(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Corporation and its subsidiary, Tradesman. All significant inter company transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For United States reporting purposes, the corporation is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise.

(b) Resource properties:

Each group of claims in a property is accounted for as a separate area of interest. Property acquisition costs are deferred until ft is determined if the property contains economically recoverable ore reserves and a production decision is made. These acquisition costs and development costs incurred after a production decision is made will be amortized against related revenues by the unit-of-production method upon commencement of commercial production, written-down to an estimated net realizable value when it is determined that the property's value is impaired, or written-off when the property is abandoned or sold.

All exploration, other development and administrative expenditures are charged to expense as incurred.

The amount shown for resource properties represent costs incurred to date, and do not necessarily reflect present or future values.

(c)	Investments, advances and licenses

Investments, advances and licenses consist of investments in shares of companies which are available for sale, advances to individuals and companies, and licenses. Investments in shares of companies which are available for sale are initially recorded at cost with subsequent unrealized gains and losses included in a separate component of shareholders' equity, except where a decline in value is other than temporary, in which case it is reflected in income. Advances and licenses are recorded at cost and are written-down to reflect permanent impairment in value.

2.	Significant accounting policies, continued:

(d)	Capital assets

Capital assets are recorded at cost. The Company has not made provisions for depreciation as it is still considered to be in the development stage.

(e)	Translation of foreign currencies:

Account balances and transactions denominated in foreign currencies and the accounts of the Corporation's foreign operations have been translated into U.S. funds, as follows:

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

Research and development costs

Research and development costs are charged to operations as incurred.

(g)	Gain (loss) per share:

The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended September 30,1997 and 1996 being 9,287,752.

3.	Amounts and notes receivable and deposits

As at September 30, 1997, the Corporation had the following amounts and notes receivable and deposits:

                                                1997    1996

        Work Recovery, Inc.                     $   1       1
        Other amounts receivable                6,000  13,612
                                        $       6,001  13,613

	Work Recovery, Inc.

The Corporation entered into an agreement with WRI to issue common shares representing a 10% interest in Tradesman. The Corporation received common shares of WRI with a market value of $2,500,000 as consideration, realizing a dilution gain of $1,682,774, which was treated as an addition to paid-in capital. In addition, Tradesman entered into an agreement with WRI to sell marketing rights for the cargo bed and tail gate systems in exchange for common shares of WRI with a market value of $5,005,251. The Corporation sold all but 40,116 of the common shares received and has recorded the value of the common shares in WRI at $1.

The revenue of $5,005,251 recorded on the sale of the marketing rights has been reflected as unearned. These amounts will be recognized as revenue on a straight line basis as the performance criteria under the license agreement are met, including the delivery of a minimum number of units of manufactured product. If the performance criteria are not met, the Corporation may be liable to repay the license fee.

In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 3O, l995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at September 30, 1997. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recovery any of the amounts as WRI has subsequently been placed into receivership. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.

During the quarter ended September 30,1997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel in an attempt to reopen the default judgement.

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

On May 14, 1996, Wincanton (Aus) sold the forestry land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton
(Aus), in exchange for amounts owing. Dominion Estates Ply Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note 12).

4.	Due to a Director

Amounts due to a director bear interest at 1 0% per annum. The loan is secured by the assets of the Company.

5.	Resource properties:

During the quarter ended September 30, 1997, the Company sold all of it's interest in Queensland Industries, Inc. to a director of the Company, for nominal proceeds.

Queensland owns an 85% interest in a joint venture with North Queensland Mining Pty. Limited C 'North Queensland"), a related company. The joint venture acquired an 85% interest in certain granite, sandstone, tin and copper Lead/zinc/silver resource properties. Under the terms of the joint venture, Queensland and North Queensland have agreed to develop the resource properties. The Corporation issued 800,000 common shares and paid $266,000 to Queensland in exchange for 90% of the common shares of Queensland. Queensland transferred its 800,000 shares of the Corporation and paid $146,000 to North Queensland in exchange for Ks 85% interest in the joint venture.

On April 15, 1994, Queensland redeemed the 10% Minority Interest outstanding in its common stock in consideration of payment of $250,000 CDN
($183,392 US). The minority shareholder is a director and shareholder of the Corporation. The excess of the redemption price over the stated capital in the amount of $183,392, was charged to deficit. As a result of the above transactions, the Corporation owns 1 00% of Queensland, which has an 85% interest in the joint venture.

As these transactions are common control transactions between related parties, the Corporation has recorded the acquisition at historical cost to Queensland and North Queensland, which were nominal, in a manner similar to a pooling of interests.

6.	Investments and advances:

		Investment	Advances	Total	Total
                                                1997    1996

Thanksmate Pty.
Ltd.(a) $           -              -              -
Saddle Mountain
Mining Corp.(b)     -              -              -
Work Recovery,
Inc. license (c)    -              -              -         20
Other (d)           -              -              -     35,000
                $   -              -              -     35,020

(a)	Thanksmate  Pty Ltd.

On April 19, 1994, the Corporation entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain electro-hydraulic cargo bed and tailgate systems of Thanksmate Pty. Ltd. Consideration for the acquisition consists of the issuance of 1,000,000 common shares and the payment of $130,000 AUD ($96,300 US) for the express purpose of building five different prototypes. The Corporation has recorded this license at the nominal value of $100. The license was subsequently transferred to Tradesman and written-off to research and development in fiscal 1996.

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

On April 15,1994, Queensland entered into a license agreement with Work Recovery, Inc. (WRI"). Under the agreement, Queensland was granted a master license, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minimum performance criterion necessary to keep the license in good standing. The license is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of March 31, 1997, the $1,500,000 remains unpaid and management does not believe the advance will be paid.

During the quarter ended September 30, 1997 the Company sold all of its interest in Queensland Industries, Inc.

(d)	Other

The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances are non- interest bearing, with no fixed terms of repayment. During the year ended June 3O, l996 the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for CDN $50,000 (U.S. $35,000) which has been paid. Consequently, as at June 3O, l996, $199,500 (1995 - $294,651) has been written-off to operations.

7.	Capital assets:

					September 30,	September 30,
                                        1997            1996
                        Accumulated     Net book        Net book
                cost    Depreciation    value           value

Land    $        -           -             -               -
Plantation
assets           -           -             -               -
Vehicles       169,148       -           169,148         169,148
Equipment        -           -             -               2,530
              $169,148       -           169,148         171,678

8.	Mortgage payable:

The purchase price for the land and plantation assets was $1,000,000 AUD ($740,000 US), payable as to $300,000 AUD ($222,000 US) on signing and the balance payable in installments of $100,000 AUD ($74,000 US). Wincanton
(Aus) renegotiated the terms of the mortgage to reflect accrued interest of $160,510. The mortgage is due on demand, and accordingly the entire amount has been classified as a current liability. The Company has issued 210,000 shares to the vendor of the plantation assets and land, as security for the mortgage payable. It is expected that these shares will be returned to treasury when the mortgage is settled.

9.	Capital stock and additional paid-in capital:

Capital stock issued from incorporation of the Corporation on October 5, 1987 to September 30, l997.

(a)	Common Stock
                                Common stock                    Additional
                                Shares  Amount          paid-in capital Total

1987 lssued for cash at $0.10 per share,
net of offering costs of $500   100,000     10          $ 9,490       $ 9,500

1988 lssued for cash at $0.10 per share,
net of offering costs of $500   100,000     10            9,490         9,500

Issued for cash at $0.0001
per share                     1,000,000    100            -               100

1991   Issued for cash at
$0.0333 per share                 3,000      1               99           100

1993   Issued for business
acquisition                     800,000      1            -                 1

Issued for cash at
$0.01 per share               2,000,000    200           19,800        20,000

Issued for cash at
$0.02 per share               2,000,000    200           39,800        40,000

Issued for cash at
$1.00 per share                 514,796     51          514,745       514,796

Balance December 31, 1993     6,517,796    573          593,424       593,997

1994 Issued for cash at
$.01 per share                   13,384      1           40,151        40,152

Issued for cash at
$.01 per share                  140,000     14          349,986       350,000

Issued for licenses           2,075,000    208            -               208

Balance June 30, 1994         8,746,180    796          983,561       984,357

Issued for cash at
$1.01 per share                 116,000     12          116,988       117,000

Issued in exchange for 100,000
shares of Work Recovery, Inc.   200,000     20          187,480       187,500

Issued as security on
mortgage payable                210,000      1            -                 1

                                Common stock                    Additional
                                Shares  Amount          paid-in capital Total
(Continued)

Issued in exchange for option   784,572     78         2,540,809    2,540,887

Issued in exchange for cash
net of offering costs
of $77,000                      100,000     10           922,990      923,000

Shares returned and
cancelled (Note 6)             (875,000)   (88)            -              (88)

Issued for services rendered      6,000      6            59,994       60,000

Gain on dilution of interest in
Tradesman (Note 6)                -          -         1,682,774    1,682,774

Balance September 30,1997  $  9,287,752   $835       $ 6,494,596   $6,495,431

9.	Capital Stock and additional paid-in capital, continued

(b)	Preferred stock
                                                       Shares          Amount

Class A convertible preferred stock                   918,000 $           1
   convertible into common stock at $4.80 per share
Class B convertible preferred stock                   381,323             1
   convertible into common stock at $5.20 per share
Class C convertible preferred stock                   836,035             1
   convertible into common stock at $5.60 per share
Class D convertible preferred stock                 1,055,700             1
   convertible into common stock at $6.00 per share
Class E convertible preferred stock                 1,004,837             1
   convertible into common stock at $7.86 per share
                                                    4,195,895       $     5

The preferred shares:
- are non transferable
- are convertible into common stock, on a one for one basis, at prices shown above
- have no voting rights

(c)	On November l6, 1994 the Corporation granted 800,000 employee share purchase options. The share purchase options entitle the holder to purchase one share of the Corporation for each option held at a price of $4.00 per share for a period of 10 years.

(d)	On December 5, 1994 the Corporation issued 2,500,000 warrants.  Each warrant gives the holder the fight to purchase one common share in the Corporation in exchange for the exercise price noted, as follows:

	Number of Warrants	Exercise price

        1,000,000               $     1.00
        500,000                       2.50
        500,000                       3.50
        500,000                       4.50

	The warrants expire on December 6,1999.

10.	Investment in Joint Venture

These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:
                                        September 30,   September 30,
                                        1997            1996

        Cash                            $     -         2,351
        Accounts receivable and deposits      -         7,543
        Resource properties                   -             1
        Equipment                             -         2,530

        Ventures equity and advances    $     -        12,425

        Exploration expenditures        $     -        22,766
        Administrative expenses               -         9,958

                                        $     -        32,724

During the quarter ended September 30, 1997 the Company sold all of its interest in Queensland Industries, Inc.

11. Write off of Real Estate Options:

On March 2, 1995, the Corporation, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements give the holder the right to purchase commercial real estate property in Australia. The option is exercisable for a period of one year. The purchase price for each option is as follows:

	Property name	Option		Preferred shares issued
                   purchase price
                        $ AUD           $ us            # of shares
	Best Place	6,800,000	5,202,000	Class A	918,000
	121 Tamar St.	2,700,000	2,065,500	Class B	381,323
	Conway Court	6,800,000	5,202,000	Class C	836,035
	Conway Plaza	9,200,000	7,038,000	Class D	1,055,700
	Manchester	11,475,000	8,778,375	Class E	1,004,837

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

On January 12,1994, the Company incorporated Wincanton (Aust) Pty Ltd. ("Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January 1994, its principal business was growing trees.

During the year ended June 30, 1996 Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) were written-off.

During the quarter ended September 30, 1997 the Company sold all of its interest in Queensland Industries, Inc. to a director. At September 30, 1997 there were assets of $1,251 and liabilities of $1,503,110. The Company's remaining investments and advances to Queensland were written-off.

13.	Income taxes

At September 30, 1997, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts

                                        United States   Canada

Losses - expiring 2000 to 2009          $450,000        265,000
Amounts deducted for tax purposes in excess of
amounts deducted for accounting        5,015,000          -
                                      $5,465,000        265,000

14.	Contingency

A claim for approximately $30,000,000 has been made against the Company, Tradesman, certain of Ks directors, officers et al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel is of the opinion that the plaintiffs have breached their agreement to provide technology to the Company and Tradesman and that no loss should be incurred. The Company is defending the claim and is unable to determine at this time what liability, if any, it may ultimately have as a result of this claim. Any settlement resulting from this claim will be treated retroactively.

During the year ended June 30, l997 the action was stayed pending full payment by the Company of $400,000 by May 28, 1998. Under the settlement agreement, the Company is required to pay $300,000 in cash by May 28, 1998 and repurchase 1,000,000 common shares of the Company from the plaintiff for $100,000 by May 28, 1998. Upon payment in full, the Company will be dismissed without prejudice. If payment in full is not made, plaintiff shall have the right to continue the litigation. The Company has included the $400,000 payment in accounts payable and accrued liabilities as at September 30, 1997.

During the quarter ended September 30, l997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel in an attempt to reopen the default judgement.

PART II - OTHER INFOPNATION

Item 1.    Legal Proceedings

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

During the Quarter ended September 30, 1997, the action was stayed pending full payment by the Registrant of $400,000 by May 28, 1998. Under the Settlement Agreement, the Registrant is required to pay $300,000 in cash by March 28, 1998 and repurchase 1,000,000 common shares of the Registrant by May 28, 1998. Upon payment in full, the Registrant will be dismissed with prejudice. If payment is not made, plaintiffs have the right to continue the litigation. The Registrant has included the $400,000 in accounts payable and accrued liabilities at September 30, 1997.

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

During the Quarter ended September 30, 1997, Work Recovery, Inc. was awarded a default judgement against the Registrant in the amount of $6,750,000. The Registrant has retained counsel in an attempt to reopen the default judgement.


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

WINCANTON CORPORATION
(Registrant)


Date:	November -, 1997
                                Henri Hornby, Director
                                Henri Hornby, Director