Form 10-K/A
period 1997-06-30
WINCANTON CORP
filed 1998-01-22
CIK 847917

FORM 10K
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

       [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the fiscal Year Ended June 30, 1997

                                        OR

       [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

       Commission File No. 0-23712

                             Wincanton Corporation
       __________________________________________________________________
            (Exact name of Registrant as specifed in its charter)

               Washington                           91-1395124
       ___________________________               _________________
       State or other jurisdiction               (I.R.S. Employer
       of incorporation or organization          Identification No.)

                  3653 Hemlock Court, Reno, Nevada         89509
      ____________________________________________________________________
             (Address of Principal executive offices)    (Zip Code)

                                 (702) 828-8812
      ____________________________________________________________________
               (Registrants telephone number including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE SECURITIES
                              EXCHANGE ACT OF 1934:

      Title of Each Class                       Name of each Exchange on
                                                which Registered
      ___________________                       ________________________
           Common                                       None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES
                              EXCHANGE ACT OF 1934:

                                      NONE

              Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(D) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirments for the past 90 days. Yes X No____

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowlege, in definitive proxy of informa;tion statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

              The agregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1997 was approximately $1,500,000.

              The number of shares of Registrant's common Stock outstanding on June 30, 1997 was 9,287,752.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: January 22, 1998

                                                WINCANTON CORPORATION

                                                By: Neil F. Hornby
                                                    Secretary/Neil F. Hornby

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title

     Henri Hornby               Chairman of the Board of
     Henri Hornby               Directors, President and
                                Director

     Neil F. Hornby             Secretary and Director
     Neil F. Hornby