Form 10-Q
period 1998-03-31
WINCANTON CORP
filed 1998-05-01
CIK 847917

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter period ending March 31, 19

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as to the latest practicable date. 9,077,752

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Balance Sheet
(Expressed in U.S. dollars)
as at March 31, 1998
(unaudited, prepared by management)

                                                   1998               1997

Current assets:
Cash                                      $       14,246             20,419
Amounts and notes receivable and deposits
(note 3)                                          19,414             13,613
Due from a director                                  -                3,900
                                                  33,660             37,932

Resource properties (note 5)                         -                    1

Investments and advances (note 6)                    -                   20

Capital assets (note 7)                          169,148            171,678

                                         $       202,808            209,631

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities $     7,251,455          8,540,370

Unearned revenue (note 3)                      5,005,251          5,005,251
Due to a director (note 4)                       275,000              -

Shareholders' equity (note 9)
Capital stock
Authorized:
15,000,000 preferred shares
15,000,000 common shares with a par
value of $0.0001 per share
Issued:
9,077,752 common shares
(March 31, 1997 - 9,287,752)                         834                835
4,195,895 preferred shares
(March 31, 1997 - 4,195,895)                           5                  5
Additional paid-in capital                     6,494,596          6,494,596
Cumulative translation adjustment                   -               (14,635)
Deficit accumulated during
the development stage                        (18,824,333)       (19,816,791)
                                             (12,328,898)       (13,335,990)

                                                 202,808            209,631

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                        From inception
                        on October 5,    Nine months
                        1987 to          ended         Year ended  Year ended
                        March 31,        March 31,     June 30,    June 30,
                        1998             1998          1997        1996


Exploration and
development
expenditures            $184,735            -          1,864       26,783

Administrative expenses:
Financing costs           49,306            -             -          -
Joint venture operations  96,002            -         13,644       15,841
Consulting and other
fees                  10,391,197            -             -       442,571
Other                    742,318           4,327      27,051      335,582
Professional fees      1,149,733          58,902     159,149      561,591
Promotion                216,047            -          1,531       32,016
Research and development 437,233            -             -           100
Travel and entertainment 621,031            -         22,496      173,733
Wages                    381,913            -         96,000      197,196
                      14,084,780          63,229     319,871    1,758,630

Other income (expenses)
Unrealized loss on
available for sale
securities              (101,428)           -           -            -
Loss on sale of capital
assets                   (86,832)           -           -         (86,832)
Write-off of Real Estate
Options (note 11)     (2,684,537)           -           -            -
Write-off of advances (1,223,203)           -         37,934     (793,481)
Write-off of license  (1,500,000)           -           -            -
Legal settlement costs  (400,000)           -       (400,000)        -
Loss on sale of
investments              (64,305)           -           -         (35,691)
                      (6,060,305)           -       (362,066)    (916,004)

Loss before discontinued
operations and non-controlling
interest             (20,329,820)        (63,229)   (683,801)  (2,701,417)
Minority interest in
loss of subsidiary       212,477
Loss before discontinued
operations           (20,117,343)        (63,229)   (683,801)  (2,701,417)
Income from discontinued
operations             1,476,402       1,485,899        -         900,657
Gain (loss) for the
period               (18,640,941)      1,422,670    (683,801)  (1,800,760)
Deficit accumulated during the
development stage,
beginning of period         -        (20,247,003)(19,563,202) (17,762,442)
Redemption of minority
interest in subsidiary  (183,392)           -           -            -
Deficit accumulated during
the development stage,
end of period       $(18,824,333)    (18,824,333)(20,247,003) (19,563,202)

Gain (loss) per share$                      0.16       (0.07)       (0-19)

	See accompanying notes to consolidated financial statements.


WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                        From inception
                        on October 5,    Nine months
                        1987 to          ended         Year ended  Year ended
                        March 31,        March 31,     June 30,    June 30,
                        1998             1998          1997        1996

Cash provided by (used in)
CONTINUING OPERATIONS
Operations:
Loss from continuing
operations            $(20,117,343)      (63,229)     (683,801)   (2,701,417)
Items not involving cash
Amortization of
organization costs             515          -             -             -
Expenses paid by stock
issuance                    60,000          -             -             -
Write off of advances for
research and development    50,780          -             -             -

Write off of options to
purchase real estate     2,684,537          -             -             -
Write-off of advances    1,223,203          -          (37,934)      793,481
Write-down of license    1,500,000          -             -             -
Loss on sale of
capital assets              86,832          -           86,832          -
Loss on sale of investments 35,691          -             -           35,691
Other                        1,742           129            94          -
Change in non-cash operating
working capital:
Amounts and notes
receivable and deposits  3,109,586        (8,486)        5,280     2,669,861
Due from (to) a director   327,429       275,000       138,699      (100,765)
Accounts payable and
accrued liabilities      7,950,194      (226,845)      545,254      (199,886)
                        (3,086,834)      (23,431)      (32,408)      583,797
DISCONTINUED OPERATIONS
Income (loss) from
discontinued operations
(note 12)                1,476,402     1,485,899          -          900,657
Items not affecting cash:
Loss on sale investments   587,826          -             -          587,826
Gain on sale of plantation
maintenance obligations   (221,888)         -             -         (221,888)
Changes in non-cash working capital
Accounts payable and
accrued liabilities       (684,198)   (1,485,460)         -             -
Income taxes payable          -             -             -         (166,095)
Proceeds on sale of
capital assets             391,701          -             -          391,701
Proceeds on sale of
investments                148,629          -             -          148,629
Long-term debt                -             -             -         (688,500)
Investments               (736,435)           20          -             -
Capital assets            (762,325)        2,530          -          (12,343)
Unearned revenue           692,000          -             -       (1,530,000)
Other                       31,921          -             -           31,921
                           923,633         2,989          -         (558,092)
Financing:
Unearned revenue           630,827          -             -       (2,000,000)
Redemption of minority
interest in subsidiary   (183,392)          -             -             -
Additional paid in
capital                 1,682,774           -             -             -
Issue of capital stock  2,024,147             (1)         -             -
                        4,154,356             (1)         -       (2,000,000)
Investments:
Options                  (143,645)          -             -             -
Resource properties          -                 1          -             -
Investments and
advances               (1,547,882)          -           35,000      (136,500)
Capital assets           (321,989)          -             -           (7,962)

Proceeds from sale of
capital assets             16,436           -             -           16,436
Proceeds from sale of
investments                20,686           -             -           20,686
Organization costs           (515)          -             -             -
                       (1,976,909)             1        35,000      (107,340)
Increase (decrease)
in cash                    14,246        (20,442)        2,592    (2,081,635)
Cash, beginning of period    -            34,688        32,096     2,113,731
Cash, end of period        14,246         14,246        34,688        32,096

See accompanying notes to consolidated financial statements.


WINCANTON CORPORATION
(a company in the development stage)

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

March 31, 1998

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

These consolidated financial statements include the accounts of the Corporation and it's subsidiary, Tradesman.

All significant inter-company transactions and balances have been eliminated.

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

Investments, advances and licenses consist of investments in shares of companies, which are available for sale, advances to individuals and companies, and licenses. Investments in shares of companies which are available for sale are initially recorded at cost with subsequent unrealized gains and losses included in a separate component of shareholders' equity, except where a decline in value is other than temporary, in which case it is reflected in income. Advances and licenses are recorded at cost and are written-down to reflect permanent impairment in value.

2.	Significant accounting policies, continued:

(d)	Capital assets

Capital assets are recorded at cost. The Company has not made provisions for depreciation as it is still considered to be in the development stage.

(a)	Translation of foreign currencies:

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

The loss per share is calculated based on the weighted average number of shares outstanding during the nine month period ended March 31, 1998 and 1997 being 9,077,752 and 9,287,752 respectively.

3.	Amounts and notes receivable and deposits

As at March 31, 1998, the Corporation had the following amounts and notes receivable and deposits:

                                                 1998    1997

        Work Recovery, Inc.                 $       1       1
        Other amounts receivable                6,000  13,612
                                            $   6,001  13,613

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

The revenue of $5,005,251 recorded on the sale of the marketing fights has been reflected as unearned. These amounts will be recognized as revenue on a straight line basis as the performance criteria under the license agreement are met, including the delivery of a minimum number of units of manufactured product. If the performance criteria are not met, the Corporation may be liable to repay the license fee.

In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at March 31, 1998. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recover any of the amounts. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as it has determined the liability has been legally dismissed.

During the quarter ended September 30, 1997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel and has successfully reopened the default judgement.

Saddle Mountain Timber Corp.

Wincanton (Aus) entered into an agreement with an arms length company, whereby plantation assets (trees) were sold for $2,000,000 AUD ($1,530,000 U.S.). Under this agreement, Wincanton (Aus) is required to care for the trees on the plantation for a period equal to the lessor of 20 years or until the trees are harvested.

On August 29,1994 the Company accepted 2,428,571 common shares of the purchaser, Saddle Mountain Timber Corp., in full settlement of amounts receivable under the agreement.

On May 14,1996, Wincanton (Aus) sold the forestry land and improvements to Dominion Estates Ply Ltd., a company related to a director of Wincanton
(Aus), in exchange for amounts owing. Dominion Estates Ply Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note 12).

4.	Due to a Director

Amounts due to a director and to companies controlled by a director bear interest at 10% per annum. The loan is secured by the assets of the Company.

5.	Resource properties:

During the quarter ended September 30,1997, the Company sold all of it's interest in Queensland Industries, Inc. to a director of the Company, for nominal proceeds.

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

On April 15, 1994, Queensland redeemed the 10% Minority Interest outstanding in its common stock in consideration of payment of $250,000 CDN ($1 83,392
US). The minority shareholder is a director and shareholder of the Corporation. The excess of the redemption price over the stated capital in the amount of $183,392, was charged to deficit. As a result of the above transactions, the Corporation owns 100% of Queensland, which has an 85% interest in the joint venture.

As these transactions are common control transactions between related parties, the Corporation has recorded the acquisition at historical cost to Queensland and North Queensland, which were nominal, in a manner similar to a pooling of interests.

6.	Investments and advances:

                              lnvestment      Advances        Total   Total
                                                              1998    1996
Thanksmate Pty. Ltd.(a) $          -              -             -       -
Saddle Mountain Mining Corp.(b)    -              -             -       -
Work Recovery, Inc. license (c)    -              -             -       20
Other (d)                          -              -             -       -
                  $                -              -             -       20


(a)	Thanksmate Ply Ltd.

On April 19, 1994, the Corporation entered into an agreement with the McGee Settlement Trust for the design and patent rights to certain electro-hydraulic cargo bed and tailgate systems of Thanksmate Pty. Ltd. Consideration for the acquisition consists of the issuance of 1,000,000 common shares and the payment of $130,000 AUD ($96,300 US) for the express purpose of building five different prototypes. The Corporation has recorded this license at the nominal value of $1 00. The license was subsequently transferred to Tradesman and written-off to research and development in fiscal 1996.

During the year ended June 30, 1 995, a claim was filed against Tradesman for alleged misappropriation of trade secrets, patent infringement, false patent marking and violation of the Trademark Act (U.S.). All of the claims under this litigation were dismissed in fiscal 1996.

(b)     Saddle Mountain Timber Corp.

The Company owned 2,626,571 shares in Saddle Mountain Timber Corp., a company trading on the Alberta Stock Exchange. These shares with an aggregate cost of $1,458,306 had been classified as "available for sale'. The value of these shares had declined since acquisition, the decline was considered to be other than temporary, and accordingly the shares were recorded at their market value at June 30, l995. These shares were sold during fiscal l996 for a further loss of $623,517.

(c)	Work Recovery, Inc.

On April 15,1994, Queensland entered into a license agreement with Work Recovery, Inc. ("WRI"). Under the agreement, Queensland was granted a master license, for Canada, for the use of ERGOS. ERGOS is a trademark name for a proprietary piece of equipment that serves as a work simulator for functional capacity testing in situations of human work loss due to injury. The agreement calls for certain minimum performance criterion necessary to keep the license in good standing. The license is for an initial term of 5 years with renewal provisions based upon performance. Advance royalties of $1,500,000 were to be paid during the year ended June 30, 1995. As of March 31, 1998, the $1,500,000 remained unpaid and management does not believe the advance will be paid.

During the quarter ended September 30, 1997 the Company sold all of its interest in Queensland Industries, Inc.

(d)	Other

The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances are non-interest bearing, with no fixed terms of repayment. During the year ended June 30, l996 the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for Cdn $50,000 (U.S. $35,000)which has been paid. Consequently, as at June 30, 1996, $199,500 (1995 - $294,651) has been written-off to operations.

7.	Capital assets:

                                               March 31,       March 31,
                                                 1998           1997
                                Accumulated    Net book        Net book
                        cost    Depreciation    value           value
Land    $                 -             -          -             -
Plantation assets         -             -          -             -
Vehicles               169,148          -       169,148       169,148
Equipment                 -             -          -            2,530
                      $169,148          -       169,148       171,678

8.	Mortgage payable:

The purchase price for the land and plantation assets was $1,000,000 AUD ($740,000 US), payable as to $300,000 AUD ($222,000 US) on signing and the balance payable in installments of $100,000 AUD ($74,000 US). Wincanton
(Aus) renegotiated the terms of the mortgage to reflect accrued interest of $160,510. The mortgage is due on demand, and accordingly the entire amount has been classified as a current liability. The Company has issued 210,000 shares to the vendor of the plantation assets and land, as security for the mortgage payable. The shares have been returned to the company and cancelled by the transfer agent.

9.	Capital stock and additional paid-in capital:

Capital stock issued from incorporation of the Corporation on October 5, 1987 to March 31, 1998

(a)	Common Stock
                         Common stock              Additional
                         Shares         Amount     paid-in capital   Total
1987 Issued for cash at $0.10 per share,
net of offering costs
of $500                  100,000         10        $ 9,490         $ 9,500
1988 lssued for cash at $0.10 per share,
net of offering costs
of $500                  100,000         10          9,490           9,500
Issued for cash at
$0.0001 per share      1,000,000        100           -                100
1991  Issued for cash
at $0.0333 per share       3,000          1             99             100
1993  Issued for
business acquisition     800,000          1           -                  1
Issued for cash
at $0.01 per share     2,000,000        200         19,800          20,000
Issued for cash
at $0.02 per share     2,000,000        200         39,800          40,000
Issued for cash
at $1.00 per share       514,796         51         514,745        514,796
Balance December
31, 1993               6,517,796        573         593,424        593,997
1994 Issued for cash
at $.0l per share         13,384          1          40,151         40,152
Issued for cash
at $.0l per share        140,000         14         349,986        350,000
Issued for licenses    2,075,000        208            -               208
Balance June 30,1994   8,746,180        796         983,561        984,357
Issued for cash
at $1.01 per share       116,000         12         116,988        117,000

Issued in exchange for
100,000 shares of
Work Recovery, Inc.      200,000         20         187,480        187,500
Issued as security on
mortgage payable         210,000          1            -                 1
Issued in exchange for
option                   784,572         78       2,540,809      2,540,887
Issued in exchange for
cash net of offering
costs of $77,000         100,000         10         922,990        923,000
Shares returned and
cancelled (Note 6)      (875,000)       (88)           -               (88)
Issued for services
rendered                   6,000           6         59,994         60,000
Gain on dilution of
interest in Tradesman
(Note 6)                    -              -      1,682,774      1,682,774
Balance June 30, 1995,
1996 and 1997          9,287,752    $    835     $6,494,596     $6,495,431
Security on mortgage
shares cancelled        (210,000)   $     (1)                   $       (1)
(Note 8 )
Balance March 31, 1998 9,077,752    $    834     $6,494,596     $6,495,430

(b)	Preferred stock
                                                 Shares          Amount

	Class A convertible preferred stock	918,000	$		1
	convertible into common stock at $4.80 per share
	Class B convertible preferred stock	381,323			1
	convertible into common stock at $5.20 per share
	Class C convertible preferred stock	836,035			1
	convertible into common stock at $5.60 per share
        Class D convertible preferred stock     1,055,700               1
	convertible into common stock at $6.00 per share
        Class E convertible preferred stock     1,004,837               1
	convertible into common stock at $7.86 per share
                                                4,195,895       $       5

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

(d)	On December 5, 1994 the Corporation issued 2,500,000 warrants.  Each warrant gives the holder the right to purchase one common share in the Corporation in exchange for the exercise price noted, as follows:

	Number of Warrants	Exercise price

	1,000,000	$             1.00
          500,000                     2.50
          500,000                     3.50
          500,000                     4.50

The warrants expire on December 6, 1999.

10.	lnvestment in Joint Venture

These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:
                                           March 31,       March 31,
                                           1998            1997
Cash                                      $    -           2,351
Accounts receivable and deposits               -           7,543
Resource properties                            -               1
Equipment                                      -           2,530
Ventures equity and advances              $    -          12,425
Exploration expenditures                  $    -            -
Administrative expenses                        -            -

During the quarter ended September 30, 1997 the Company sold all of its interest in Queensland Industries, Inc.


11. Write off of Real Estate Options:

On March 2,1995, the Corporation, through its wholly owned subsidiaries, Wincanton Properties Pty. Ltd. and Wincanton Holdings Ply Ltd., entered into five separate option agreements. The option agreements give the holder the right to purchase commercial real estate property in Australia. The option is exercisable for a period of one year. The purchase price for each option is as follows:

Property name       Option          Preferred shares issued
                 purchase price
                    $ AUD       $ USD                       of shares
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

On January 12, 1994, the Company incorporated Wincanton (Aus) Ply Ltd. (Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January 1994, its principal business was growing trees.

During the year ended June 30, 1996 Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) were written-off.

During the quarter ended September 30,1997 the Company sold all of its interest in Queensland Industries, Inc. to a director. At September 30, 1997 there were assets of $1,251 and liabilities of $1,503,1 1 0. The Company's remaining investment in and advances to Queensland were written-off.

13.	Income taxes

At March 31, 1998, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts

                                              United States
Losses - expiring 2000 to 2009                  $450,000
Amounts deducted for tax purposes
in excess of amounts deducted for
accounting                                     5,015,000
                                              $5,465,000

14.	Contingency

(a)	A claim for approximately $30,000,000 has been made against the
Company, Tradesman, certain of its directors, officers et al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel is of the opinion that the plaintiffs have breached their agreement to provide technology to the Company and Tradesman and that no loss should be incurred. The Company is defending the claim and is unable to determine at this time what liability, if any, it may ultimately have as a result of this claim. Any settlement resulting from this claim will be treated retroactively.

During the year ended June 30,1997 the action was stayed pending full payment by the Company of $400,000 by May 28,1998. Under the settlement agreement, the Company is required to pay $300,000 in cash by May 28,1998 and repurchase 1,000,000 common share of the Company from the plaintiff for $100,000 by May 28, 1998. Upon payment in full, the Company will be dismissed with prejudice. If payment in full is not made, plaintiffs have the fight to continue the litigation. The Company has made all payments to March 31, 1998 and has included the balance to be paid, $100,000 in accounts payable and accrued liabilities as at March 31, 1998.

(b) During the quarter ended September 30, l997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel and has successfully reopened the default judgement.


PART II - OTHER INFORMATION

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

During the Quarter ended September 30, 1997, the action was stayed pending full payment by the Registrant of $400,000 by May 28, 1998. Under the Settlement Agreement, the Registrant is required to pay $300,000 in cash by March 28, 1998 and repurchase 1,000,000 common shares of the Registrant by May 28, 1998. Upon payment in full, the Registrant will be dismissed with prejudice. If payment is not made, plaintiffs have the right to continue the litigation. The Registrant has made all payments required to March 31, 1998 and has included the balance owing of $100,000 in accounts payable and accrued liabilities at March 31, 1998.

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

During the Quarter ended September 30, 1997, Work Recovery, Inc. was awarded a default judgement against the Registrant in the amount of $6,750,000. The Registrant has retained counsel and during the quarter ended March 31, 1998 has successfully caused the default judgement to be removed and has responded to the original complaint.

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


Wincanton Corporation
Management's Discussion and Analysis
of Financial Condition and Results of Operations


Liquidity and capital resources

At March 31, 1998, the Registrant had $33,660 of current assets and $7,251,455 of current liabilities compared to $37,932 of current assets and $8,540,370 of current liabilities as at March 31, 1997. This change in working capital is the result of several factors:

current assets went down from $37,932 to $33,660.
current liabilities include accounts payable and accrued liabilities of $7,251,455 compared to $8,540,370. The decrease in payables is mainly due to the sale by the Registrant of Queensland Industries, Inc. and the resultant reduction in accounts payable and accrued liabilities on Queensland's account. Queensland was sold to a director of the Registrant for nominal consideration. The Registrant has included in accounts payable the unpaid amount due, $100,000 in settlement of the Page lawsuit settlement.

The Registrant is active only in defending itself against the lawsuits described in Part II. Future operations will include developing its interests in marketing, licenses and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities. It is expected that such funds will be obtained by the sales of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of Operations

Nine-month period ended March 31, 1998 compared to the year ended June 30, 1997.

The Registrant's gain for the nine month period ended March 31, 1998 was $1,422,670 compared to a loss of $683,801 for the year ended June 30, 1997.

Administrative expenses for the nine month period ended March 31, 1998 were $63,229 compared to $319,871 for the year ended June 30, 1997, such difference due to the Registrant's inactivity except for the legal defense of the aforementioned law suite.

Income from discontinued operations includes a gain on the sale of Queensland Industries, Inc. which was sold to a director of the Registrant during the quarter ended September 30, 1997 for nominal proceeds. The gain results from the reduction in account payable and accrued liabilities, which remain on the accounts of Queensland.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WINCANTON CORPORATION
                                 (Registrant)


                            Friday, May 01, 1998


                                      Henri Hornby
                                      Henri Hornby, Director/President

                                      Neil F. Honrby
                                      Neil F. Hornby, Director/Secretary