Form 10-K
period 1998-06-30
WINCANTON CORP
filed 1998-09-30
CIK 847917

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the Fiscal Year Ended June 30, 1998

                                         OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________to________________

                         Commission File No. 0-23712

                            Wincanton Corporation
	_________________________________________________________
	 (Exact name of Registrant as specified in its charter)

                Washington                                91-1395124
	_______________________			__________________________
	State or other jurisdiction			(I.R.S. Employer
	of incorporation or organization		Identification No.)

         3653 Hemlock Court, Reno, Nevada                89505
	____________________________________________________________
       (Address of Principal executive offices)        (Zip Code)

                              (702) 829-8812
	____________________________________________________________
             (Registrant's telephone number, including area code)

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

		Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [x]

		The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1998 was approximately $1,000,000.

		The number of shares of Registrant's common Stock outstanding on June 30, 1998 was 9,077,752.

ITEM 1 - BUSINESS

Wincanton Corporation ("Registrant" or "Company") was organized in October 1987 as a Washington corporation. The Company was inactive until June 1993 when it began to evaluate the acquisition of business opportunities. During its fiscal year ending June 30, 1997, the Company was mainly involved in defending certain law suites, described elsewhere in this document and the Company has allowed all of its natural resource property permits to expire. The Company is engaged in the following business segment:

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

During the year ended June 30, 1998 the Registrant settled the law suite brought against it by Robert Page and the McGee Settlement Trust. There was no development work completed during the year on the Specialty Vehicles.

During the year ended June 30, 1997 the Registrant was engaged in the legal defense of a law suite brought against it by Robert Page and the McGee Settlement Trust. There was no development work completed during the year on the Specialty Vehicles.

During the year ended June 30, 1996, the Registrant through its subsidiary company, Tradesman Industries, Inc. ("Tradesman"); a Delaware corporation completed a prototype minivan. Efforts were expended on showing the prototype to many interest parties during the year. Development work on the minivan was suspended on or about March 31, 1996 due to lack of funding.

During the year ended June 30, 1995, the Registrant assigned the agreement noted above to its newly formed subsidiary company, Tradesman Industries, Inc. ("Tradesman"), a Delaware corporation. Under the April 19, 1994 agreement, $422,833 was transferred to McGee Settlement Trust and the concept vehicles were delivered to Tradesman. Tradesman has been actively evaluating the Concept Vehicles. In April 1995, Tradesman's management decided to redesign the cargo bed and rear end suspension system since it was determined that the Concept Vehicles delivered under the McGee Settlement Trust Agreement were not suited to the U.S. market.

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

As at July 22, 1997 all of the natural resource property permits have expired and the Registrant sold its interest in Queensland to a former director for nominal proceeds.

Flatrock Sandstone Deposit

The Company's sandstone project consists of an approximately one-half square mile property held under a mining lease.

Geology and Mineralization

The Flatrock Sandstone Deposit is located 125 miles southeast of Charters Towers which is connected by highway and rail to the city of Townsville (population 150,000) in North Queensland. The thickness of the sandstone beds range from 20 to 30 centimeters. Initial quarrying activities will exploit the deposit to a depth of between 1 and 1.5 meters. Recoverable reserves are estimated at approximately 4 million square meters.

Production

Limited quarrying has begun in the sandstone deposit. Excavation up to depths of six feet has been made, as well as grading, mapping and test quarrying. At the present time, 1,500 square meters of sandstone has been extracted from the sandstone deposit. The Company was paid $12 per square meter for the sandstone and is soliciting additional parties to extract sandstone.

Approximately 300 square meters of sandstone has been used for testing and suitability analysis. Results show excellent weathering, wear and chemical resistance. The 1,500 square meters of sandstone previously extracted has been placed in various locations where it is being studied for resistance to cracking and natural deterioration. These tests are ongoing and results are not yet available.

Due to the location of the deposit near the surface, recovery will not involve the use of heavy quarrying equipment. Further the Registrant plans to sell the product in its raw state. The Registrant proposes to contract with third parties for recovery and transport operations. Accordingly, the Registrant will not make provision for capital expenditures to quarry the deposit. An independent consultant has placed a net present value (gross value discounted at 12.5% per year over the estimated 20-year life, minus start up and extraction costs) at $7.4 million.

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

1. Macauley Creek - Surface exploration has produced assays of 8 oz. per ton silver, 5% lead, .5% zinc and 2.7% copper. Four mines constitute this area. Production up to 1906 totaled 1075 tons. Evidence indicated production occurred after 1906 but no definite records are available. During the year ended June 30, 1995, the Company conducted preliminary exploration drilling to 100 meters in depth at locations dictated by the historic workings and of possible extensions of mineralization. A number of offset mineralizations have been intersected with the drilling program.

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

Test mining of this area commenced in January 1995. Approximately 57 tones were extracted and samples transported to the Australian Granite processing plant located in Townsville. The sample material was slabbed, sliced and polished, and is now being tested for weathering, staining and scratch resistance.

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

The Company has engaged the services of an expert botanist with extensive experience working in the hardwood industry and with particular knowledge of the Paulownia trees being grown by the Company.

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

Customers

During the 1998 fiscal year, the Registrant recorded no sales.

Backlog Order

The Registrant has no backlog orders.

Governmental Contracts

The Company has no government contracts.

Research and Development Activities

During the year ended June 30, 1998, the Company did not engage in any research and development activities.

Employees

At June 30, 1998, the company had no full time employees.

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

During the year ended June 30, 1998 the Registrant negotiated a settlement of this lawsuit. The settlement involves the payment of $400,000 over an eight month period commencing in October 1997, the return of all rights to the technology granted under the McGee Settlement Trust agreement and the return to the Registrant of 1,000,000 common shares issued. All payments were made and the common shares were returned to the Registrant and will be returned to the transfer agent for cancellation.

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

During the year ended June 30, 1998, the Registrant has retained legal council and successfully re-opened the default judgement and is defending the action.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters requiring disclosure.

PART II

ITEM 5. -	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

(a)	The shares of the Company's common stock are listed in the "Pink
Sheets" and on the NASDAQ Bulletin Board under the symbol WNCC.


	The high and low bid price for the shares of the Company's common stock since trading commenced on August 23, 1993 is as follows:

PERIOD                                       HIGH BID                LOW BID
Quarter ended June 30, 1998                     0.06                    0.02
Quarter ended March 31, 1998                    0.06                    0.02
Quarter ended December 31, 1997                 0.47                    0.06
Quarter ended September 30, 1997                0.50                    0.125
Quarter ended June 30, 1997                     0.50                    0.10
Quarter ended March 31, 1997                    0.50                    0.125
Quarter ended December 31, 1996                 0.50                    0.125
Quarter ended September 30, 1996                0.50                    0.125
Quarter ended June 30, 1996                     0.50                    0.28
Quarter ended March 31, 1996                    1.00                    0.28
Quarter ended December 31, 1995                 5.25                    0.28
Quarter ended September 30, 1995                11.62                   5.25
Quarter ended June 30, 1995                     11.75                   9.75
Quarter ended March 31, 1995                    10.25                   8.00
Quarter ended December 31, 1994                 8.25                    6.00
Quarter ended September 30, 1994                 --                      --
Quarter ended June 30, 1994                      --                      --
Quarter ended March 31, 1994                     --                      --
Quarter ended December 31, 1993                 5.00                    3.00
August 23 - September 30, 1993                  5.00                    1.50

	The aforementioned prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	As at June 30, 1998 there were approximately 780 holders of record of the Company's common stock.

(c)	The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.

ITEM 6.- SELECTED FINANCIAL DATA

The selected financial data presented below was derived from the financial statements of the Company which have been audited by Davidson & Company, independent chartered accountants, as to June 30, 1998, June 30, 1997, June 30, 1996, June 30, 1995 and by KPMG Peat Marwick Thorne as to June 30,
1994 and December 31, 1993. Another firm of independent auditors audited the years 1989 through 1992. The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management Discussion and Analysis of Financial Condition and Results of Operations".

		As at and for the years ended December 31,


                1989            1990            1991            1992

Sales           Nil             Nil             Nil             Nil

Loss from
continuing
operations      ($8,596)        ($1,411)        ($12,875)       ($2,408)

Loss from
continuing
operations
per share       ($0.01)         Nil             ($0.01)         Nil

Total Assets    $3,701          $2,290          $164            $277

Long term
obligations     Nil             Nil             Nil             Nil

Dividends
declared        Nil             Nil             Nil             Nil

        --------------------------------------------------------------

                1993            As at and for   As at and for   As at and for
                                the period      the period      the period
                                ended June 30,  ended June 30,  ended June 30,
                                94              95              96

Sales           Nil             Nil             Nil             Nil

Loss from
continuing
operations      ($234,846)      ($424,715)      ($16,887,396)   ($1,800,760)

Loss from
continuing
operations
per share       ($0.06)         ($0.06)         ($1.80)         ($0.19)

Total Assets    $386,977        $2,506,062      $6,757,292      $355,768

Long term
Obligations
Nil             $181,300        Nil             Nil             Nil

Dividends
declared        Nil             Nil             Nil             Nil

        --------------------------------------------------------------

                As at and for   As at and for   Inception on
                the period      the perios      October 5,
                ended June 30,  ended June 30,  1987 to June 30
                97              98              98

Sales           Nil             Nil             Nil

Loss from
continuing
operations      ($683,801)      ($55,578)       ($20,322,169)

Loss from
continuing
operations      ($.07)          ($0.01)         N/A
per share

Total Assets    $217,315        $193,161        N/A

Long term
obligations     Nil             Nil             Nil

Dividends
declared        Nil             Nil             Nil

        --------------------------------------------------------------

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The above selected financial information and the following discussions should be read in conjunction with the Registrant's consolidated financial statements for the years ended June 30, 1998, June 30, 1997, June 30, 1996, June 30, 1995, six months ended June 30, 1994, year ended December 31, 1993 and 1992 and from inception on October 5, 1987 to June 30, 1995 included elsewhere in this form.

Since its incorporation on October 5, 1987, the Registrant has investigated and evaluated various assets, properties and business opportunities for acquisition. Prior to 1993, the Registrant had been unsuccessful in this regard. During 1993, the Registrant entered into a joint venture agreement with a related company to acquire an 85% interest in certain resource properties under development located near Charters Tower, North Queensland, Australia in exchange for 800,000 common shares of the Registrant and cash of approximately $240,000. During the year ended June 30, 1997 all of the natural resource exploration permits expired. During the year ended June 30, 1998, the Registrant sold all of it's interest in Queensland to a former Director for nominal proceeds. The Registrant also settled the Page and McGee Settlement Trust Law suit.

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

On April 15, 1994, Australia entered into an agreement to acquire a tree plantation located in the country of Australia. The $1,000,000 AUD ($740,000
US) purchase price was allocated to land as to $331,000 and plantation assets as to $409,000. A portion of the plantation assets was subsequently sold for $2,000,000 AUD to a third party. Revenue from the sale has been deferred until the purchaser harvests the trees. During the year ended June 30, 1996, Australia sold all of its assets in non-arms length transaction in exchange for debt.

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

Liquidity and capital resources

Year ended June 30, 1998 compared to the year ended June 30, 1997

At June 30, 1998, the Registrant has $24,013 of current assets and $7,509,157 in current liabilities compared to $45,616 of current assets and $8,978,301 of current liabilities as at June 30, 1997. This increase in working capital is the result of two main factors, being the reduction in liabilities resulting from the sale of Queensland, during the year, and offseting this the payment in full of the $400,000 in settlement of the McGee Settlement Trust law suit, together with legal fees included in accounts payable.

Results of operations

The Registrant's loss for the year ended June 30, 1998 was $55,578 compared to $683,801 for the year ended June 30, 1997. The decrease in the loss amount is a result of several factors.

Administrative expenses for the year ended June 30, 1998 was $55,578 (being professional fees of $107,605 less Other expenses of $52,027) compared to $683,801 for the prior year. This reduction in expenses is a result of no spending during the year except for the legal defense of the law suits discussed elsewhere in this document together with accounting and audit fees.

Other expenses of ($52,027) is made up of general administrative expenses of $5,276 reduced by certain account payable amounts which were written off during the year in the amount of $57,303.

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

Results of operations

The financial statements attached have been restated in the prior years to give effect to the discontinued operation of Wincanton (Aust) Pty. Ltd.

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

Professional fees for the year ended June 30, 1996 were $561,591 compared to $263,564 for the previous period. This increase is due to the legal defenses of the lawsuits brought against Tradesman (see Item 3. - Legal Proceedings)

Promotion expense was $32,016 compared to $182,500.

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

Administrative expenses for the year ended June 30, 1995 were $11,510,353 compared to $207,001 for the six months ended June 30, 1994. Consulting fees incurred during the year increased to $9,895,005 compared to $53,621 for the six-month period ended June 30, 1994. The Registrant incurred $9,600,000 in the consulting fees under a one year consulting agreement with Work Recovery, Inc. dated July 1, 1994, of which $2,653,501 were paid to Work Recovery, Inc. for the following:

-	introductions to influential people and decision-makers involved in health care and rehabilitation industries.

-	conducted transportation surveys, customer expectation interviews, focus group surveys and feasibility studies for persons with disabilities, with a view to deriving demand for Tradesman products.

-	provided introductions to Federal and State agencies representing persons with disabilities and Workers' Compensation claims.

-	provided counsel to Tradesman with regard to the American's with
        Disabilities Act.

-	Consulted on Tradesman behalf with Workers Compensation seeking endorsements for Tradesman's products.

-	inquiry as to how to get customers through the Workers Compensation and American Disabilities Act representatives.

-	promotional activity making the various Federal, State and the public aware of the vehicles.

-	assisted Tradesman at national health care trade shows and expos for the physically challenged.

-	Conducted health care sales and service training programs for
        Tradesman employees and representatives.

-	assisted Tradesman with producing brochures, slide presentations and videos directed toward the physically challenged and health care market.

-	to provide introductions to WRI's existing and future license holders and general assistant in the development of international distribution license agreements for its products.

Other expenses increased to $305,544 compared to $26,188 for the prior period. This increase is results from the increased activity with Tradesman in the development of their prototypes and technology.

Professional fees for the year ended June 30, 1995 were $263,564 compared to $70,718 for the previous period. This increase is due largely to the legal defense of the lawsuit brought against Tradesman (see Item 3. - Legal Proceedings) and to the cost of completing the Australian real estate option agreements.

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

Administrative expenses for the six-month period ended June 30, 1994 were $208,401 compared to $193,603 for the year ended December 31, 1993. The financing costs were nil compared to $18,749 for the year ended December 31, 1993. Professional fees were $70,718 compared to $30,809 for the prior year resulting from the legal cost of drafting of various license agreements. Travel and entertainment of $42,227 were down form $63,678 for the prior year as the Registrant incurred substantial travel costs in acquiring its investments in 1993.

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

The Registrant spent $55,021 on consulting services, which were for project evaluation in Australia for the plantation and $30,000 for management services in the US.

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

The following table sets forth the names of all current directors, executive offices and significant employee of the Company, and of its significant subsidiaries, as well as their ages and specific positions as of the date of this report:

Name and residential address	Position		Age


Henri Hornby                    Chairman of              43
3653 Hemlock Court              the board
Reno, Nevada, 89509             and Director

Neil Hornby                     Secretary                39
25 N.W. 23rd Place 6            and Director
#136
Portland, Oregon, 97210

Directors and Executive Profiles

Henri Hornby was first elected to the Board of Directors in June 1993. From November 1989 to present, he was engaged in asset management.

Neil Hornby was first elected to the Board of Directors in June 1993. He resigned form the board in 1995 and again joined the board in October 1997. From August 1993 to the present, he has also been President of RAT Marketing, a software distribution firm.

Neil Hornby and Henri Hornby are brothers.

Walter Doyle was first elected to the Board of Directors in October 1987. In 1992, he also founded Forestry International, Inc., a company which seeks to restore deforested lands. Since January 1990, he has been a private investor and syndicator. During the period from May 1987 to February 1989, he organized Century Investors Inc. and Ventech, Inc., both venture capital companies. Walter Doyle resigned from the board of directors on October 14, 1997.

Carl Kosnar was first elected to the Board of Directors of Tradesman Industries, Inc. in August 1994, and became President and Chief Executive Officer in August 1994. From May 1993 to July 1994, he was Senior Vice President of corporate development for Postal Annex +, Inc. From February 1992 to April 1993, he was Senior Investment Executive with Paine Webber, Inc. involved in investment banking. From October 1990 to January 1992, Mr.
Kosnar was Chief Operating Officer of Rx Medical Services, Inc., a public company reporting under Section 12(g).

Carl Kosnar resigned from his position in April 1997.

ITEM 11.	EXECUTIVE COMPENSATION

For the fiscal year ended June 30, 1998, there was no executive compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1998, the Common Stock ownership of each person known by the Company to be the beneficial owner of 5% or more to the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock owned.


Name and Address        Number of Shares Owned          Percentage of Class

Walter Doyle            1,868,000                               20.6%
38 Orchid Avenue
Surfers Paradise
Queensland, Australia

Henri Hornby            1,000,000                               11.0%
3653 Hemlock Court
Reno, Nevada, 89509

McGee Settlement        1,000,000                               11.0%
Trust
Level 1, 4753 Kinghorn St.
Nowra, NSW, 2541
Australia

Mendips Management      1,000,000                               11.0%
Ltd.
3653 Hemlock Court
Reno, Nevada, 89509


All directors and       2,000,000                               22.3%
Officers as a group
(2 persons)

ITEM 13		CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the year, the Registrant sold all of its interest in Queensland to a former director for nominal proceeds.

PART IV


ITEM 14		EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

(A)	The following documents are filed as part of this report:

(1)	Financial Statements.  See "Index to Financial Statements" on Page 29.

(2)	Financial Statements Schedules.  Not Applicable.

(3)	Exhibits:

3(i)    Articles of Incorporation dated October 5, 1987. (1)

3(i)(a)	Articles of Amendment dated December 1, 1987. (1)

3(i)(b)	Articles of Amendment dated August 11, 1993. (1)

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

10(d)   Amendment to Joint Venture Agreement dated July 31, 1993. (1)

10(e)   Independent Consultant's Report relating to Flatrock Sandstone
        Deposit. (2)

10(f)   Independent Consultant's Report relating to Grey Granite Deposit. (2)

10(g)   Independent Consultant's Report relating to Tin and Base Metal Mines.
        (2)

10(h) License Agreement made the 30th day of March 1994 among Granite Marketing Corp., Queensland Industries, Inc. and the Registrant. (3)

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

                           Dated:  September 30,1998


                              WINCANTON CORPORATION


                         By:      Neil Hornby
                                  Neil Hornby/Secretary

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title


      Henri Hornby             Chairman of the Board
      Henri Hornby             President/Secretary

      Neil Hornby              Treasurer/Director
      Neil Hornby

Notes to Consolidated Financial Statements


WINCANTON CORPORATION


CONSOLIDATED FINANCIAL STATEMENTS
(A Company in the development stage)
(Expressed in U.S. dollars)


JUNE 30, 1998


DAVIDSON & COMPANY
Chartered Accountants
A Partnership of Incorporated Professionals

AUDITORS' REPORT


To the Shareholders of
Wincanton Corporation
(A Company in the development stage)

We have audited the consolidated balance sheet of Wincanton Corporation (a company in the development stage) as at June 30, 1998 and 1997 and the consolidated statements of operations and deficit accumulated during the development stage and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 1998 and 1997 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.

"DAVIDSON & COMPANY"

Vancouver, Canada
Chartered Accountants


September 8, 1998

COMMENTS BY AUDITORS FOR U.S. READERS
ON CANADA - U.S. REPORTING CONFLICT


In the United States, reporting standards for auditors require the expression of a qualified opinion when the financial statements are affected by significant uncertainties such as those referred to in Note 1 to these financial statements. The above opinion in our report to shareholders dated September 8, 1998 for the year ended June 30, 1998 is not qualified with respect to, and provides no reference to, these uncertainties since such an opinion would not be in accordance with Canadian reporting standards for auditors when the uncertainties are adequately disclosed in the financial statements.

"DAVIDSON & COMPANY"

Vancouver, Canada
Chartered Accountants

September 8, 1998

A Member of Accounting Group International

Suite 1270, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947  Fax (604) 687-6172

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
AS AT JUNE 30


                                             1998            1997

ASSETS

Current
	Cash
                                        $       15,297  $	34,688
	Amounts and notes receivable    	8,716   	10,928


                                                24,013  	45,616

Resource properties (Note 5)                    -                    1
Investments, advances and licences
(Note 6)                                        -                   20
Capital assets (Note 7)                         169,148        171,678
                                        $       193,161 $      217,315

LIABILITIES AND SHAREHOLDERS' EQUITY

Current

	Accounts payable and accrued
        liabilities (Note 3)            $     7,128,157 $    8,978,301
	Due to a director (Note 4)      	381,000 	-
                                              7,509,157      8,978,301

Unearned revenue (Note 3)                     5,005,251      5,005,251
                                             12,514,408     13,983,552

Shareholders' equity
	Capital stock (Note 8)
            Authorized
                15,000,000 preferred shares
                15,000,000 common shares, par value of $0.0001
                per share
            Issued
                9,077,752 common shares (1997 - 9,287,752)
                                                    834            835
                4,195,895 preferred shares (1997 - 4,195,895)
                                                      5              5
	Additional paid-in capital (Note 8)
                                              6,494,596      6,494,596
	Cumulative translation adjustment
                                                -              (14,670)
	Deficit, accumulated during the development stage
                                            (18,816,682)   (20,247,003)
                                            (12,321,247)   (13,766,237)
                                        $       193,161 $      217,315

Continuing operations (Note 1)

Commitments (Notes 3, 6, and 15)

The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in U.S. dollars)

                From            Year Ended      Year Ended      Year Ended
                Inception       June 30,        June 30,        June 30,
                to June 30,     1998            1997            1996
                1998

Exploration and
development
expenditures
on resource
properties      $  184,735        $   -         $   1,864       $   26,783

ADMINISTRATION
EXPENSES
Consulting      10,391,197            -              -             442,571
Financing costs     49,306            -              -                 -
Joint venture
operations
(Note 9)            96,002            -            13,644           15,841
Other              685,964        (52,027)         27,051          335,582
Professional
fees             1,198,436        107,605         159,149          561,591
Promotion          216,047            -             1,531           32,016
Research and
development        437,233            -               -                100
Travel and
entertainment      621,031            -            22,496          173,733
Wages              381,913            -            96,000          197,196
                14,077,129         55,578         319,871        1,758,630

OTHER INCOME (EXPENSES)

Unrealized loss
on available
for sale securities
(Note 6)          (101,428)           -               -                -

Write-down of
licence (Note 6)(1,500,000)           -               -                -
Loss on sale
of investments     (64,305)           -               -            (35,691)
Write-off of
options to purchase
real estate
(Note 10)       (2,684,537)           -               -                -
Write-off/recovery
of advances
(Note 12)       (1,223,203)           -            37,934         (793,481)
Loss on sale of
capital assets     (86,832)           -               -            (86,832)
Legal settlement
costs (Note 15)   (400,000)           -          (400,000)             -
                (6,060,305)           -          (362,066)        (916,004)

Loss before
discontinued
operations and
non-controlling
interest       (20,322,169)       (55,578)       (683,801)    	(2,701,417)

Non-controlling
interest in loss
of subsidiary      212,477            -               -                -

Loss before
discontinued
operations     (20,109,692)       (55,578)       (683,801)   	(2,701,417)

Income from
discontinued
operations
(Note 11)        1,476,402      1,485,899             -            900,657

Income (loss)
for the year   (18,633,290)     1,430,321        (683,801)   	(1,800,760)

Deficit, accumulated
during the
development stage
beginning of year     -       (20,247,003)    (19,563,202)     (17,762,442)

Redemption of
non-controlling
interest in
subsidiary from
related party
(Note 5)         (183,392)            -               -                -

Deficit, accumulated
during the
development stage,
end of year  $(18,816,682)   $(18,816,682)   $(20,247,003)    $(19,563,202)

Earnings (loss) per share

Continuing operations           $(0.01)          $(0.07)        $(0.29)

Discontinued operations           0.16               -            0.10

The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Expressed in U.S. dollars)

                From            Year Ended      Year Ended      Year Ended
                to June 30,     June 30,        June 30,        June 30,
                Inception       1998            1997            1996
                1998

CASH PROVIDED
BY (APPLIED TO):

CONTINUING OPERATIONS
Loss from continuing
operations      $(20,109,692)   $  (55,578)       $  (683,801)  $(2,701,417)

Items not
affecting cash:

Expenses paid by
stock issuance        60,000           -                   -     	-
Write-off of
advances for research
and development       50,780           -                   -      	-
Write-off of options
to purchase real
estate             2,684,537           -                   -    	-
Write-off of
advances           1,223,203           -               (37,934)     793,481
Write-down of
licences           1,500,000           -                   -    	-
Loss on sale of
capital assets        86,832           -                   -         86,832
Loss on sale of
investments           35,691           -                   -         35,691
Other                (55,175)      (57,303)                 94   	-

Changes in non-cash
working capital:
Amounts and notes
receivable         3,115,860        (2,212)              5,280    2,669,861
Due to (from) a
director             442,926       381,000             138,699     (100,765)
Accounts payable
and accrued
liabilities        7,888,752      (288,287)            545,254     (199,886)
                  (3,076,286)      (22,380)            (32,408)     583,797

DISCONTINUED OPERATIONS
Income (loss) from
discontinued
operations         1,476,402     1,485,899                  -       900,657
Items not affecting cash:
Loss on sale of
investments          587,826           -                    -       587,826
Gain on sale of
plantation maintenance
obligation          (221,888)          -                    -      (221,888)

Changes in non-cash
working capital:
Accounts payable and
accrued liabilities (693,695)   (1,485,460)                 -    	-
Income taxes
payable                  -             -                    -      (166,095)

Proceeds from sale
of capital assets    394,231         2,530                  -       391,701
Proceeds from sale
of investments       148,629           -                    -       148,629
Long-term debt           -             -                    -      (688,500)
Investments         (736,435)           20                  -    	-
Capital assets      (764,855)          -                    -       (12,343)
Unearned revenue     692,000           -                    -    (1,530,000)
Other                 31,921           -                    -        31,921
                     914,136         2,989                  -      (558,092)

FINANCING ACTIVITIES
Unearned revenue     630,827           -                    -    (2,000,000)
Issue of capital
stock              2,024,148           -                    -    	-
Additional paid-in
capital            1,682,773            (1)                 -      	-
Redemption of minority
interest in
subsidiary          (183,392)          -                    -    	-
                   4,154,356            (1)                 -    (2,000,000)

INVESTING ACTIVITIES
Resource properties      -               1                  -   	-
Investments, advances
and licences      (1,547,882)          -                 35,000    (136,500)
Capital assets      (321,989)          -                    -        (7,962)
Options on real
estate              (143,645)          -                    -     	-
Organization cost       (515)          -                    -           -
Proceeds from sale
of capital assets     16,436           -                    -        16,436
Proceeds from sale
of investments        20,686           -                    -        20,686
                  (1,976,909)            1               35,000    (107,340)

Change in cash position
during year           15,297       (19,391)               2,592  (2,081,635)

Cash, beginning of year  -          34,688               32,096   2,113,731

Cash, end of year    $15,297     $  15,297            $  34,688 $    32,096


The accompanying notes are an integral part of these consolidated financial statements.

WINCANTON CORPORATION
(A Company in the development stage)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
JUNE 30, 1998

1.	CONTINUING OPERATIONS

These consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, notwithstanding that the Company has incurred significant operating losses and has an excess of liabilities over assets at June 30, 1998 of $12,321,247. Future operations of the Company are dependent upon:

a)	Obtaining additional financing to meet its liabilities as they come due and carry out its business plans;

b)	Resolving the legal claims described in Notes 3 and 15 on conditions favourable to the Company;

c)	Meeting certain minimum product delivery requirements under its licences in order to maintain its licences in good standing,

d)	Attaining profitable operations from its various businesses described in Note 2.

As at June 30, 1998, the Company had a working capital deficiency of $7,485,144.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company was incorporated on October 5, 1987 under the laws of the State of Washington, U.S.A. The Company holds investments in other companies as follows:

i) 90% of the shares of Tradesman Industries, Inc. ("Tradesman"), a development stage company incorporated under the laws of the State of Delaware, U.S.A., whose principal business is intended to be the manufacturing, marketing and distribution of trucks, minivans and trailers with cargo beds and tailgate systems, that lower to the ground.

ii) 100% of the shares of Wincanton Properties Pty. Ltd. ("Properties"), a company incorporated under the laws of Australia, whose sole purpose is to hold options to acquire real estate properties, more particularly described in Note 11.

iii) 100% of the shares of Wincanton Holdings Pty. Ltd. ("Holdings"), a company incorporated under the laws of Australia, whose sole purpose is to hold options to acquire real estate properties, more particularly described in Note 11.

These consolidated financial statements include the accounts of the Company, its subsidiaries, Tradesman, Properties, and Holdings. All significant inter-company transactions and balances have been eliminated.

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For United States reporting purposes, the Company is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise.

Financial instruments

The Company's financial instruments consist of cash, amounts and notes receivable, accounts payable and accrued liabilities and amounts due to a director. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

Loss per share

Loss per share is calculated based on the weighted average number of shares outstanding during the year ended June 30, 1998, being 9,182,752 (1997 - 9,287,752; 1996 - 9,287,752).

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                        1998            1997

Work Recovery, Inc.                     $6,750,000      $6,750,000
Other                                      378,157       2,228,301
                                        $7,128,157      $8,978,301

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

The final instalment of shares of WRI with an aggregate value of $2,525,000 was received on July 15, 1995. As at June 30, 1998, the Company held 40,116 post consolidated shares of WRI which have been recorded at a nominal value of $1.

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

During the current year, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel and has successfully reopened the default judgement and is in the process of defending the claim.

4.	DUE TO A DIRECTOR

Amounts due to a director and to companies controlled by a director bear interest at 10% per annum. The amounts are secured by the assets of the Company.

In 1996, the Company determined that advances of $593,981 to a director were uncollectible and consequently wrote-off the amounts to operations. In 1997, the Company recovered $37,934 from the director as repayment (Note 12).

5.	RESOURCE PROPERTIES

During the current year, the Company sold all of its interest in Queensland Industries, Inc. ("Queensland") to a director for a nominal amount (Note 11).

Queensland owned an 85% interest in a joint venture with North Queensland Mining Pty. Limited ("North Queensland"), a related company. The joint venture acquired an 85% interest in certain granite, sandstone, tin and copper/lead/zinc/silver resource properties. Under the terms of the joint venture, Queensland and North Queensland had agreed to develop the resource properties. The Company issued 800,000 common shares and paid $266,000 to Queensland in exchange for 90% of the common shares of Queensland. Queensland transferred its 800,000 shares of the Company and paid $146,000 to North Queensland in exchange for its 85% interest in the joint venture.

On April 15, 1994, Queensland redeemed the 10% minority interest outstanding in its common stock in consideration of payment of $250,000 Cdn
($183,392 U.S.). The minority shareholder was a director and shareholder of the Company. The excess of the redemption price over the stated capital in the amount of $183,392, was charged to deficit. As a result of the transactions, the Company owned 100% of Queensland, which had an 85% interest in the joint venture.

As these transactions were common control transactions between related parties, the Company recorded the acquisition at historical costs to Queensland and North Queensland, which were nominal, in a manner similar to a pooling of interests.

In 1997, all of the joint ventures' mineral claims expired and all related costs were written-off to operations.

6.	INVESTMENTS, ADVANCES AND LICENCES


                        1998            1997

Work Recovery, Inc.     $ -             $20

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

Advance royalties of $1,500,000 were required to be paid by the Company during the year ended June 30, 1995; this amount had been included in licences. As at June 30, 1998, the $1,500,000 remains unpaid and the liability was transferred to a director who acquired all of the Company's interest in Queensland during the current year. In 1996, management had determined that there was an impairment in the value of the licence and had written the carrying value down to a nominal value of $20.

Other

The Company previously advanced $392,651 to a director of Saddle Mountain Timber Corp. The advances were non-interest bearing, with no fixed terms of repayment. In 1996, the Company advanced a further $199,500 and received 586,000 shares of Saddle Mountain Timber Corp. with a market value of $63,000 as repayment. The Company agreed to settle the remaining balance for $50,000 Cdn ($35,000 U.S.) which was received in 1997. In 1996, $199,500 was written-off to operations (Note 12).

7.	CAPITAL ASSETS

                        Accumulated     Net Book Value
                Cost    Amortization    1998            1997

Vehicles        $169,148   $    -       $169,148        $169,148

Furniture and
equipment           -           -           -              2,530

                $169,148   $    -       $169,148        $171,678

8.	CAPITAL STOCK

Capital stock issued from incorporation of the Company on October 5, 1987 to June 30, 1998 is summarized as follows:

Common shares

                        Capital Stock           Additional
                                                paid-in
                        Shares  Amount          capital         Total

1987  Issued for cash
at $0.10 per share,
net of offering costs
of $500                 100,000    $10          $   9,490      $   9,500

1988 Issued for cash at
$0.10 per share, net
of offering costs of
$500                    100,000     10              9,490          9,500
Issued for cash at
$0.0001 per share     1,000,000    100                -              100
1991  Issued for cash
at $0.0333 per share      3,000      1                 99            100

At December 31,
1991 and 1992         1,203,000    121             19,079         19,200

Issued for business
acquisition             800,000      1                -                1
Issued for cash at
$0.01 per share       2,000,000    200             19,800         20,000
Issued for cash at
$0.02 per share       2,000,000    200             39,800         40,000
Issued for cash at
$1.00 per share         514,796     51            514,745        514,796

At December 31, 1993  6,517,796    573            593,424        593,997

Issued for cash at
$3.00 per share          13,384      1             40,151         40,152
Issued for cash at
$2.50 per share         140,000     14            349,986        350,000
Issued for licences
at $0.0001 per share  2,075,000    208                -              208

At June 30, 1994      8,746,180    796            983,561        984,357

Issued for cash at
$1.01 per share         116,000     12            116,988        117,000
Issued for shares
in Work Recovery, Inc.  200,000     20            187,480        187,500
Issued as security
for mortgage payable    210,000      1                -                1
Issued for options
to purchase real
estate (Note 10)        784,572     78          2,540,809      2,540,887
Issued for cash at
$10 per share,
net of offering costs
of $77,000              100,000     10            922,990        923,000
Issued for services
received                  6,000      6             59,994         60,000
Shares returned and
cancelled              (875,000)   (88)               -              (88)
Gain on dilution of
interest in Tradesman
(Note 3)                    -        -          1,682,774       1,682,774

At June 30, 1995,
1996 and 1997         9,287,752    835     	6,494,596    	6,495,431

Security on mortgage
payable shares
cancelled              (210,000)    (1)               -                (1)

At June 30, 1998      9,077,752  $ 834      $   6,494,596    $  6,495,430

The Company previously issued 210,000 common shares as security for a mortgage. During the current year, the shares were returned to treasury and cancelled.

Preferred shares
                                                Preferred Stock
                                        Shares          Amount

Class A convertible preferred stock, convertible into common stock at $4.80 per share
                                        918,000         $      1

Class B convertible preferred stock, convertible into common stock at $5.20 per share
                                        381,323                1

Class C convertible preferred stock, convertible into common stock at $5.60 per share
                                        836,035                1

Class D convertible preferred stock, convertible into common stock at $6.00 per share
                                      1,055,700                1

Class E convertible preferred stock, convertible into common stock at $l7.86 per share
                                      1,004,837                1
                                      4,195,895          $     5

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

Warrants

On December 5, 1994, the Company issued 2,500,000 warrants. Each warrant gives the holder the right to purchase one common share in the Company in exchange for the exercise price noted, as follows:

Number of Warrants      Exercise Price          Expiry Date
1,000,000               $    1.00               December 6, 1999
500,000                      2.50               December 6, 1999
500,000                      3.50               December 6, 1999
500,000                      4.50               December 6, 1999

9.	INVESTMENT IN JOINT VENTURE

These consolidated financial statements include Queensland's 85% share of the assets, liabilities and expenses of their joint venture with North Queensland as follows:

                                     1998            1997
Cash                            $       -       $	1,348
Accounts receivable                     -       	4,857
Resource properties                     -                   1
Equipment                               -       	2,530

Venturer's equity and advances  $       -       $	8,736

Exploration and development
expenditures                    $       -       $	1,864
Administrative expenses                 -              13,644
                                $       -       $      15,508

10.	WRITE-OFF OF OPTIONS TO PURCHASE REAL ESTATE

On March 2, 1995, the Company, through its wholly owned subsidiaries, Properties and Holdings, entered into five separate option agreements. The option agreements gave the holder the right to purchase commercial real estate property in Australia. The options were exercisable for a period of one year. The purchase price for each option was as follows:

                                                Common Shares Issued

                        Option                  Number
                        Purchase Price  Cash    of Shares       Amount
Property name

Best Place              $5,202,000   $  26,418    142,130       $460,297
121 Tamar Street         2,065,500      10,490     61,965        200,678
Conway Court             5,202,000      26,418    146,306        473,821
Conway Plaza             7,038,000      35,742    197,553        639,788
Manchester               8,778,375      44,577    236,618        766,303
                       $28,285,875  $  143,645    784,572   $  2,540,887

-------------------------------------------------------------------------
                                 Preferred Shares Issued
                        Number of Shares              Amount

Best Place              918,000         Class A         $1
121 Tamar Street        381,323         Class B          1
Conwy Court             836,035         Class C          1
Conway Plaza          1,055,700         Class D          1
Manchester            1,004,837         Class E          1

Under the option agreements, the property owners were issued series A, B, C, D and E preferred shares as shown above, which shares are held by an escrow agent. The preferred shares are convertible into common shares, on a one-for -one basis, at the discretion of the property owners. If converted, the property owners may instruct the escrow agent to sell the common shares for cash. When the cash raised by selling the common shares is sufficient to pay the option purchase price, title to the property will be transferred to the Company.

Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares, at an assigned value of $2,540,887, and the issue of preferred shares, which have been assigned a nominal value of $5 in total (see Note 8). During the 1995 fiscal year, the options expired unexercised and consequently all related costs were written-off to operations.

11.	DISCONTINUED OPERATIONS

Queensland Industries, Inc.

During the current year, the Company sold all of its interest in Queensland to a director for a nominal amount. At June 30, 1998, there were assets of $1,251 and liabilities of $1,503,110. The Company's remaining investment in and advances to Queensland were written-off to operations.

Wincanton (Aus) Pty Ltd.

On January 12, 1994, the Company incorporated Wincanton (Aus) Pty Ltd. ("Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January, 1994, its principal business was growing trees. Wincanton (Aus) entered into an agreement with an arms length company, whereby plantation assets (trees) were sold for $2,000,000 AUD ($1,530,000 U.S.). Under this agreement, Wincanton (Aus) was required to care for the trees on the plantation for a period equal to the lessor of 20 years, or until the trees are harvested.

On August 29, 1994, the Company accepted 2,428,571 common shares of the purchaser Saddle Mountain Timber Corp. (Note 6), in full settlement of amounts receivable under the sale of the agreement.

On May 14, 1996, Wincanton (Aus) sold the forestry land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton
(Aus), in exchange for amounts owing. Dominion Estates Pty Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus).

During the year ended June 30, 1996, Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) were written-off in 1996.

The operating results of discontinued businesses have been disclosed separately from the Company's continuing operations. Additional information is as follows:

                                1998            1997            1996

Loss before income taxes        $       -       $       -       $(666,948)
Gain on discontinued
operations                        1,485,899             -       1,567,605

Income from discontinued
operations                      $ 1,485,899     $       -       $ 900,657

Income per share from
discontinued operation          $      0.16     $       -       $    0.10

12.	WRITE-OFF/RECOVERY OF ADVANCES

                                   1998         1997              1996

Due from a director (Note 4)    $       -       $   (37,934)    $  593,981
Other (Note 6)                          -                          199,500
                                $       -       $   (37,934)    $  793,481

13.	INCOME TAXES

At June 30, 1998, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts.

                                United States           Canada

Losses - expiring 2000 to 2009  $       450,000         $	265,000
Amounts deducted for accounting
purposes in excess of amounts
deducted for tax                      5,015,000                     -
                                $     5,465,000          $      265,000

14.	RELATED PARTY TRANSACTIONS

In 1997, the Company paid or accrued $96,000 for wages to a former director of Tradesman. Included in accounts payable at June 30, 1997 was $100,052 owed to the same former director.

During the year ended June 30, 1996, Wincanton (Aus) sold its forestry land and improvements to Dominion Estates Pty Ltd., a company related to a director of Wincanton (Aus), in exchange for amounts owing. Dominion Estates Pty Ltd. also undertook to fulfill obligations to the owner of the plantation resulting in a gain of $221,888 to Wincanton (Aus) (Note 11).

15.	COMMITMENTS

In 1996, a claim for approximately $30,000,000 was made against the Company, Tradesman, certain of its directors, officers et al. alleging various acts of fraud, securities violations and breaches of fiduciary duties. Counsel was of the opinion that the plaintiff had breached its agreement to provide technology to the Company and Tradesman and that no loss should have been incurred.

During the year ended June 30, 1997, the action was stayed pending full payment by the Company of $400,000 by May 28, 1998. Under a settlement agreement, the Company was required to pay $300,000 in cash by March 28, 1998 and repurchase 1,000,000 common shares of the Company from the plaintiff for $100,000 by May 28, 1998. Upon payment in full, the Company will be dismissed with prejudice. If payment in full is not made, plaintiffs have the right to continue the litigation. The Company has included the $400,000 payment in accounts payable and accrued liabilities at June 30, 1997. During the current year, the Company paid the $400,000 and received the 1,000,000 common shares.

During the current year, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel and has successfully reopened the default judgement and is in the process of defending the claim (Note 3).

16.	SEGMENTED INFORMATION

The Company operates in Canada and United States. Identifiable assets by geographic segment are as follows:

                                        1998      	1997

Canada                            $       -      $	16,683
United States                         193,161          200,632
                                  $   193,161    $     217,315

All expenses are corporate in nature.