Form 10-Q
period 1998-09-30
WINCANTON CORP
filed 1998-11-17
CIK 847917

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter period ending September 30, 1998

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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

		Indicate the number of shares outstanding or each of the issuer's classes of common stock, as to the latest practicable date. 11,323,948

PART I

FINANCIALS

WINCANTON CORPORTION
(a company in the development stage)

Consolidated Balance Sheet
(Expressed in U.S. dollars)
as at September 30, 1 998
(unaudited, prepared by management)

                                                1998            1997

	Assets

	Current assets:
        Cash                            $       4,459           16,287
	Amounts and notes receivable
        and deposits (note 3)                   8,716           6,001
                                                13,175          22,288

        Capital assets (note 5)                 169,148         169,148

                                        $       182,323         191,436

	Liabilities and Shareholders' Equity

	Current liabilities:
	Accounts payable and accrued liabilities
                                        $       6,751,499   	7,433,907

	Unearned revenue (note 3)		5,005,251   	5,005,251
        Due to a director (note 4)              -               25,000

	Shareholders' equity (note 6)
	Capital stock
	Authorized:
	15,000,000 preferred shares
	15,000,000 common shares with a par
	value of $0.0001 per share
	Issued:
	11,323,948 (September 30,1997 - 9,287,752)
                                                1,059           835
	4,195,895 preferred shares
        (September 30,1997 - 4,195,895)         5               5
        Additional paid-in capital              7,305,811       6,494,596
	Deficit accumulated during
        the development stage                   (18,881,302)    (18,768,158)
                                                (11,574,427)    (12,272,722)

                                                182,323         191,436

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                From inception
		on October 5,	Three months
                1987 to         ended           Year ended      Year ended
                September 30,   September 30,   June 30,        June 30,
                1998            1998            1998            1997

Exploration and development
expenditures    $184,735        -               -               1,864
Administrative expenses:
Financing costs 99,372          50,066          -               -
Joint venture
operations      96,002          -               -               13,644
Consulting and
other fees      10,391,197      -               -               -
Other           691,802         5,838           (52,027)        27,051
Professional
fees            1,207,152       8,716           107,605         159,149
Promotion       216,047         -               -               1,531
Research and
development     437,233         -               -               -
Travel and
entertainment   621,031         -               -               22,496
Wages           381,913         -               -               96,000
                14,141,749      64,620          55,578          319,871

Other income (expenses)
Unrealized loss on available for
sale securities(101,428)        -               -               -
Loss on sale of
capital assets (86,832)         -               -               -
Write-off of Real
Estate Options (2,684,537)      -               -               -
Write-off of
advances        (1,223,203)     -               -               37,934
Write-down of
license         (1,500,000)     -               -               -
Legal settlement
costs           (400,000)       -               -               (400,000)
Loss on sale of
investments     (64,305)        -               -               -
                (6,060,305)     -               -             	(362,066)

Loss before discontinued operations and non-controlling interest
                (20,386,789)    (64,620)        (55,578)	(683,801)

Minority interest in loss of subsidiary
                212,477

Loss before discontinued operations
                (20,174,312)    (64,620)        (55,578)     	(683,801)

Income from discontinued operations
                1,476,402                       1,485,899

Gain (loss) for the period
                (18,697,910)    (64,620)        1,430,321   	(683,801)

Deficit accumulated during the development stage, beginning of period
                -               (18,816,682)    (20,247,003)	(19,563,202)

Redemption of minority interest in subsidiary
                (183,392)

Deficit accumulated during the
development stage, end of period
                $(18,881,302)   (18,881,302)    (18,816,682)  	(20,247,003)

Gain (loss) per share
                $               (.01)           0.15            (0.07)

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

	(unaudited, prepared by management)

                From inception
		on October 5,	Three months
                1987 to         ended           Year ended      Year ended
		September 30,	September 30,	June 30,	June 30,
                1998            1998            1998            1997


Cash provided by (used in)

CONTINUING OPERATIONS

Operations:
Loss from continuing operations
                $(20,174,312)   (64,620)        (55,578)  	(683,801)
Items not involving cash
Expenses and accounts payable paid by stock issuance
                871,539         811,539         -               -
Write off of advances for research and development
                50,780          -               -               -
Write off of options to purchase real estate
                2,684,537       -               -               -
Write-off of advances
                1,223,203       -               -               (37,934)
Write-down of license
                1,500,000       -               -               -
Loss on sale of capital assets
                86,832          -               -               -
Loss on sale of investments
                35,691          -               -               -
Redemption of capital stock
                (100)           (100)
Other           (55,175)        -               (57,303)        94

Change in non-cash operating
working capital:
Amounts and notes receivable and deposits
                3,115,860                       (2,212)         5,280
Due from (to) a director
                61,926          (381,000)       381,000         138,699
Accounts payable and accrued liabilities
                7,512,095       (376,657)       (288,287)       545,254
		(3,087,124)	(10,838)	(22,380)	(32,408)

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations (note 12)
                1,476,402       -               1,485,899       -
Items not affecting cash:
Loss on sale investments
                587,826         -               -               -
Gain on sale of plantation maintenance obligations
                (221,888)       -               -               -
Changes in non-cash working capital
Accounts payable and accrued liabilities
                (693,695)       -               (1,485,460)     -
Income taxes payable
                -               -               -               -
Proceeds on sale of capital assets
                394,231         -               2,530           -
Proceeds on sale of investments
                148,629         -               -               -
Longterm debt   -               -               -               -
Investments     (736,435)       -               20              -
Capital assets  (764,855)       -               -               -
Unearned revenue 692,000        -               -               -
Other             31,921        -               -               -
                 914,136        -               2,989           -

Financing:
Unearned revenue
                630,827         -               -               -
Redemption of minority interest in subsidiary
                (183,392)       -               -               -
Additional paid in capital
                1,682,774       -               (1)             -
Issue of capital stock
                2,024,147       -               -               -
                4,154,356       -               (1)             -
Investments:
Options         (143,645)       -               0               -
Resource properties     -       1               -               -
Investments and advances
                (1,547,882)     -               0               35,000
Capital assets    (321,989)     -               0               -
Proceeds from sale of capital assets
                16,436          -               0               -
Proceeds from sale of investments
                20,686          -               0               -
Organization costs
                (515)           -               0               -
                (1,976,909)     -               1               35,000
Increase (decrease) in cash
                4,459           (10,838)        (19,391)        2,592
Cash, beginning of period
                -               15,297          34,688          32,096
Cash, end of period
        $       4,459           4,459           15,297          34,688

See accompanying notes to consolidated financial statements.

WINCANTON CORPORATION
(a company in the development stage)
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

September 30, 1998

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

These consolidated financial statements include the accounts of the Corporation and R's subsidiary, Tradesman. All significant inter-company transactions and balances have been eliminated.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For United States reporting purposes, the corporation is considered to be in the development stage and the accompanying financial statements are those of a development stage enterprise.

(b)	Capital assets

Capital assets are recorded at cost. The Company has not made provisions for depreciation as it is still considered to be in the development stage.

(c)	Research and development costs

Research and development costs are charged to operations as incurred.

(d)	Gain (loss) per share:

The loss per share is calculated based on the weighted average number of shares outstanding during the three month period ended September 30,1998 and 1997 being 9,493,151 and 9,287,752 respectively.

3.	Amounts and notes receivable and deposits

As at September 30, 1998, the Corporation had the following amounts and notes receivable and deposits:

                                                1998            1997
        Work Recovery, Inc.             $       1               1
        Other amounts receivable                8,715           6,000

                                                $8,716          6,001

Work Recovery, Inc.

The Corporation entered into an agreement with WRI to issue common shares representing a 1 0% interest in Tradesman. The Corporation received common shares of WRI with a market value of $2,500,000 as consideration, realizing a dilution gain of $1,682,774, which was treated as an addition to paid-in capital. In addition, Tradesman entered into an agreement with WRI to sell marketing rights for the cargo bed and tail gate systems in exchange for common shares of WRI with a market value of $5,005,251. The Corporation sold all but 40,116 of the common shares received and has recorded the value of the common shares in WRI at $1.

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

In conjunction with the sale of the Tradesman shares and the marketing rights to WRI, the Company entered into an agreement with WRI whereby WRI would provided consulting services with respect to the cargo bed and tailgate system technology during the year ended June 30,1995 for aggregate consideration of $9,600,000. Of this amount, approximately $2,850,000 was paid, with the remaining $6,750,000 included in accounts payable at September 30, 1998. The Company is unable to confirm whether these services were actually performed by WRI and is contemplating an attempt to recover the $2,850,000 paid to date. There is no assurance that the Company will be able to recover any of the amounts. The Company will retain the $6,750,000 in accounts payable and accrued liabilities until such time as R has determined the liability has been legally dismissed.

During the year ended June 30, 1998+C465, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel and has successfully reopened the default judgement.

4.	Due to a Director

Amounts due to a director and to companies controlled by a director bear interest at 1 0% per annum. The loan is secured by the assets of the Company.

Capital assets:

                                        September 30    September 30
                                        1998                    1997
			Accumulated	Net book	Net book
                Cost    Depreciation    value           value

Vehicles        $169,148      -          169,148        169,148

6.	Capital stock and additional paid-in capital:

Capital stock issued from incorporation of the Corporation on October 5, 1987 to September 30, 1998

(a)	Common Stock
                Common stock            Additional
                Shares          Amount  paid-in capital         Total
1987 Issuedforcashat$0.10pershare, net of offering costs of $500
                100,000         10      $ 9,490                 $ 9,500
1988 Issuedforcashat$0.10pershare, net of offering costs of $500
                100,000         10      9,490                   9,500
Issued for cash at $0.0001 per share
                1,000,000       100     -                       100
1991    Issued for cash at $0.0333 per share
                3,000           1       99                      100
1993    Issued for business acquisition
                800,000         1       -                       1
Issued for cash at $0.01 per share
                2,000,000       200     19,800                  20,000
Issued for cash at $0.02 per share
                2,000,000       200     39,800                  40,000
Issued for cash at $1.00 per share
                514,796         51      514,745                 514,796
Balance December 31, 1993
                6,517,796       573     593,424                 593,997
1994 Issued for cash at $.0l per share
                13,384          1       40,151                  40,152
Issued for cash at $.0l per share
                140,000         14      349,986                 350,000
Issued for licenses
                2,075,000       208     -                       208
Balance June 30,1994
                8,746,180       796     983,561                 984,357
Issued for cash at $1.01 per share
                116,000         12      116,988                 117,000

Issued in exchange for 100,000 shares of Work Recovery, Inc.
                200,000         20      187,480                 187,500
Issued as security on mortgage payable
                210,000         1       -                       1
Issued in exchange for option
                784,572         78      2,540,809               2,540,887
Issued in exchange for cash net of offering costs of $77,000
                100,000         10      922,990                 923,000
Shares returned and cancelled (Note 6)
                (875,000)      (88)     -                       (88)
Issued for services rendered
                6,000           6       59,994                  60,000
Gain on dilution of interest in Tradesman (Note 6)
                -               -       1,682,774               1,682,774
Balance June 30,1995,1996 and 1997
                9,287,752       835     6,494,596               6,495,431
Security on mortgage shares cancelled
                (210,000)      (1)                              (1)
    (Note 8)
Balance June 30,1998
                9,077,752       834      6,494,596              6,495,430
Shares returned pursuant to the Page law suit
                (1,000,000)     (100)           -               (100)
Issued in exchange for debt
                3,246,196       325     811,215                 811,540
Balance September 30,1998
                11,323,948      1,059   7,305,811               7,306,870

(b)	Preferred stock
                                                        Shares      Amount

	Class A convertible preferred stock		918,000	$	1
	convertible into common stock at $4.80 per share
	Class B convertible preferred stock		381,323		1
	convertible into common stock at $5.20 per share
	Class C convertible preferred stock		836,035		1
	convertible into common stock at $5.60 per share
        Class D convertible preferred stock             1,055,700       1
	convertible into common stock at $6.00 per share
        Class E convertible preferred stock             1,004,837       1
	convertible into common stock at $7.86 per share
                                                        4,195,895       5

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

(d)	On December 5, 1994 the Corporation issued 2,500,000 warrants.  Each warrant gives the holder the right to purchase one common share in the Corporation in exchange for the exercise price noted, as follows:

	Number of Warrants	Exercise price

        1,000,000       $               1.00
        500,000                         2.50
        500,000                         3.50
        500,000                         4.50

	The warrants expire on December 6, 1999.

7.	Discontinued operations

On January 12, 1994, the Company incorporated Wincanton (Aust) Pty Ltd. ('Wincanton (Aus)") under the laws of Australia. Wincanton (Aus) commenced operations in Australia in January 1994, its principal business was growing trees.

During the year ended June 30,1996 Wincanton (Aus) ceased operations due to continuing and unsustainable losses. At June 30, 1996 there were assets of $45 and liabilities of $810,371. The Company's remaining investment in and advances to Wincanton (Aus) were written-off.

During the quarter ended September 30, 1997 the Company sold all of its interest in Queensland Industries, Inc. to a director. At September 30, 1997 there were assets of $1,251 and liabilities of $1,503,1 1 0. The Company's remaining investment in and and advances to Queensland were written-off.

8.	Income taxes

At September 30, 1998, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which has not been reflected in the accounts
                                                United States

        Losses - expiring 2000 to 2009          $450,000
	Amounts deducted for tax purposes in excess of
        amounts deducted for accounting         5,015,000

                                                $5,465,000

9.	Contingency

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

During the year ended June 30, 1997 the action was stayed pending full payment by the Company of $400,000 by May 28, 1998. Under the settlement agreement, the Company is required to pay $300,000 in cash by May 28, 1998 and repurchase 1,000,000 common shares of the Company from the plaintiff for $1 00,000 by May 28,1998. Upon payment in full, the Company will be dismissed with prejudice. If payment in full is not made, plaintiffs have the right to continue the litigation. The Company The Company has fulfilled its obligations and the law suit has been dismissed with prejudice.

(b) During the quarter ended September 30,l997, WRI was awarded a default judgement against the Company in the amount of $6,750,000. The Company has retained counsel and has successfully reopened the default judgement.


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

During the Quarter ended September 30, 1997, the action was stayed pending full payment by the Registrant of $400,000 by May 28, 1998. The Registrant has fulfilled its requirements and has been dismissed with predjudice.

On April 29, 1997, Work Recovery, Inc. brought a suite against the Registrant for collection of $6,750,000 plus interest and attorneys' fees, due under a Consulting Agreement entered into on July 1, 1994. The Registrant is defending the action. The Registrant is unable to confirm whether these consulting services were actually performed by Work Recovery, Inc. and is contemplating anattempt to recover the $2,850,000 already paid.

During the Quarter ended September 30, 1997, Work Recovery, Inc. was awarded a default judgement against the Registrant in the amount of $6,750,000. The Registrant has retained counsel and has successfully reopened the default judgement.

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

		(a)  Exhibits.  None

		(b)  Reports on Form 8-K.  None.

Wincanton Corporation

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Liquidity and capital resources
At September 30, 1998, the Registrant had $13,175 of current assets and $6,751,499 of current liabilities compared to $22,288 of current assets and $7,433,907 of current liabilities as at September 30, 1997.

Current assets went down from $22,288 to $13,175.

Current liabilities include accounts payable and accrued liabilities of $6,751,499 compared to $7,433,907. The decrease in payables is due the settlement of $811,540 of debt through issuance of 3,246,196 common shares.

The Registrant is active only in defending itself against the law suit described in Part II. Future operations will include developing its interests in marketing, licenses and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities other than those mentioned above. It is expected that such funds will be obtained by the sale of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of Operations

Three month period ended September 30, 1998 compared to the year ended June 30, 1998.

The Registrant's loss for the three month period ended September 30, 1998 was $64,620 compared to a gain of $1,430,321 for the year ended June 30, 1998.

Administrative expenses for the three month period ended September 30, 1998 were $64,620 compared to $55,578 for the year ended June 30, 1998, such difference due to the recording of interest on the amount due to a company controlled by a director during the current period. The Registrant has been inactive except for the legal defense of the aforementioned law suit.

During the year ended June 30, 1998, income from discontinued operations includes a gain on the sale of Queensland Industries, Inc. which was sold to a director of the Registrant during the quarter for nominal proceeds. The gain results from the reduction in account payable and accrued liabilities which remain on the accounts of Queensland.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINCANTON CORPORATION
(Registrant)


Date: November 98

Henri Hornby
Henri Hornby, Director


Neil F. Hornby
Neil F. Hornby, Director