Form 10-Q
period 1998-12-31
WINCANTON CORP
filed 1999-02-17
CIK 847917

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter period ending December 31, 1998

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
(unaudited, prepared by management)

                                                1998            1997

	Assets

	Current assets:
        Cash                            $        3,172          14,733
	Amounts and notes receivable
        and deposits (note 3)                    6,001           6,001
                                                 9,173          20,734

        Capital assets (note 5)                 169,148         169,148

                                        $       178,321         189,882

	Liabilities and Shareholders' Equity

	Current liabilities:
	Accounts payable and accrued liabilities
                                        $           2,000   	7,433,907

	Unearned revenue (note 3)					  	5,005,251
        Due to a director (note 4)                  7,300       	  100,000

	Shareholders' equity (note 6)
	Capital stock
	Authorized:
	15,000,000 preferred shares
	15,000,000 common shares with a par
	value of $0.0001 per share
	Issued:
	11,323,948 (September 30,1997 - 9,287,752)
                                                1,059           835
	4,195,895 preferred shares
        (September 30,1997 - 4,195,895)         5               5
        Additional paid-in capital              7,305,811       6,494,596
	Deficit accumulated during
        the development stage                   (7,137,854)     (18,812,260)
                                                    169,021	    (12,316,824)

                                                178,321         189,882

See accompanying notes to consolidated financial statements.


WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Operations and Deficit
(Expressed in U.S. dollars)

(unaudited, prepared by management)

                From inception
		on October 5,	Three months
                1987 to         ended           Year ended      Year ended
                December 31,   December 31,     June 30,        June 30,
                1998            1998            1998            1997

Exploration and development
expenditures    $184,735        -               -               1,864
Administrative expenses:
Financing costs 99,372          50,066          -               -
Joint venture
operations      96,002          -               -               13,644
Consulting and
other fees      10,391,197      -               -               -
Other           692,589         6,625           (52,027)        27,051
Professional
fees            1,214,667       16,231          107,605         159,149
Promotion       216,047         -               -               1,531
Research and
development     437,233         -               -               -
Travel and
entertainment   621,031         -               -               22,496
Wages           381,913         -               -               96,000
                14,150,051      72,922          55,578          319,871

Other income (expenses)
Gain on debt settlement		6,746,499		6,746,499
Gain on write off of
Unearned revenue			5,005,251		5005,251
Unrealized loss on available for
sale securities (101,428)       -               -               -
Loss on sale of
capital assets  (86,832)        -               -               -
Write-off of Real
Estate Options (2,684,537)      -               -               -
Write-off of
advances        (1,223,203)     -               -               37,934
Write-down of
license         (1,500,000)     -               -               -
Legal settlement
costs           (400,000)       -               -               (400,000)
Loss on sale of
investments     (64,305)        -               -               -
                5,691,445     11,751,750        -               (362,066)



Loss before discontinued operations and non-controlling interest
                (8,643,341)    11,678,828        (55,578)	(683,801)

Minority interest in loss of subsidiary
                212,477

Loss before discontinued operations
                (8,430,864)    11,678,828        (55,578)     	(683,801)

Income from discontinued operations
                1,476,402                       1,485,899

Gain (loss) for the period
                (6,954,462)    11,687,828        1,430,321   	(683,801)

Deficit accumulated during the development stage, beginning of period
                -               (18,816,682)    (20,247,003)	(19,563,202)

Redemption of minority interest in subsidiary
                (183,392)

Deficit accumulated during the
development stage, end of period
                $(7,137,854)   (7,137,854)    (18,816,682)  	(20,247,003)

Gain (loss) per share
                $               1.20           	0.15            (0.07)

See accompanying notes to consolidated financial statements.



WINCANTON CORPORATION
(a company in the development stage)

Consolidated Statement of Changes in Financial Position
(Expressed in U.S. dollars)

	(unaudited, prepared by management)

                From inception
		on October 5,	Three months
                1987 to         ended           Year ended      Year ended
		December 31,	December 31,	June 30,	    June 30,
                1998            1998            1998            1997


Cash provided by (used in)

CONTINUING OPERATIONS

Operations:
Loss from continuing operations
                $(8,420,864)   11,678,828        (55,578)  	(683,801)
Items not involving cash
Expenses and accounts payable paid by stock issuance
                871,539         811,539         -               -
Write off of advances for research and development
                50,780          -               -               -
Write off of options to purchase real estate
                2,684,537       -               -               -
Write-off of advances
                1,223,203       -               -               (37,934)
Write-down of license
                1,500,000       -               -               -
Loss on sale of capital assets
                86,832          -               -               -
Loss on sale of investments
                35,691          -               -               -
Redemption of capital stock
                (100)           (100)
Other           (55,175)        -               (57,303)        94

Change in non-cash operating
working capital:
Amounts and notes receivable and deposits
                3,118,576                         (2,212)         5,280
Due from (to) a director
                69,226          (373,700         381,000        138,699
Accounts payable and accrued liabilities
                762,595       (7,126,157)       (288,287)       545,254
		(3,088,411)	         (12,125)	       (22,380)	    (32,408)


DISCONTINUED OPERATIONS

Income (loss) from discontinued operations (note 12)
                1,476,402       -               1,485,899       -
Items not affecting cash:
Loss on sale investments
                587,826         -               -               -
Gain on sale of plantation maintenance obligations
                (221,888)       -               -               -
Changes in non-cash working capital
Accounts payable and accrued liabilities
                (693,695)       -               (1,485,460)     -
Income taxes payable
                -               -               -               -
Proceeds on sale of capital assets
                394,231         -               2,530           -
Proceeds on sale of investments
                148,629         -               -               -
Longterm debt   -               -               -               -
Investments     (736,435)       -               20              -
Capital assets  (764,855)       -               -               -
Unearned revenue 692,000        -               -               -
Other             31,921        -               -               -
                 914,136        -               2,989           -

Financing:
Unearned revenue
                630,827         -               -               -
Redemption of minority interest in subsidiary
                (183,392)       -               -               -
Additional paid in capital
                1,682,774       -               (1)             -
Issue of capital stock
                2,024,147       -               -               -
                4,154,356       -               (1)             -
Investments:
Options         (143,645)       -               0               -
Resource properties     -       1               -               -
Investments and advances
                (1,547,882)     -               0               35,000
Capital assets    (321,989)     -               0               -
Proceeds from sale of capital assets
                16,436          -               0               -
Proceeds from sale of investments
                20,686          -               0               -
Organization costs
                (515)           -               0               -
                (1,976,909)     -               1               35,000
Increase (decrease) in cash
                3,172           (12,125,838)    19,391)          2,592
Cash, beginning of period
                -               15,297          34,688          32,096
Cash, end of period
        $       4,459           4,459           15,297          34,688

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

The loss per share is calculated based on the weighted average number of shares outstanding during the six month period ended December 31, 1998 and 1997 being 9,745,832 and 9,287,752 respectively.



3.	Amounts and notes receivable and deposits

As at September 30, 1998, the Corporation had the following amounts and notes receivable and deposits:

                                                1999            1998
        Work Recovery, Inc.             $       1               1
        Other amounts receivable                6,000		    6,000

                                                $6,001          6,001

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

During the Quarter ended December 31, 1997, the action was stayed pending full payment by the Registrant of $400,000 by May 28, 1998. The Registrant has fulfilled its requirements and has been dismissed with prejudice.

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

During the Quarter ended December 31, 1997, Work Recovery, Inc. was awarded a default judgement against the Registrant in the amount of $6,750,000. The Registrant has retained counsel and has successfully reopened the default judgement.

During the Quarter ended December 31, 1998, the Registrant has negotiated a settlement agreement and mutual release with Work Recovery, Inc. whereby Work Recovery Inc. released all claims of action and causes for action against the Registrant in exchange for a settlement payment of $5,000.

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

(a) Exhibits.  None

		(b)  Reports on Form 8-K.  None.


	Wincanton Corporation

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Liquidity and capital resources

At December 31, 1998, the Registrant had $9,173 of current assets and $2,000 of current liabilities compared to $20,734 of current assets and $7,401,455 of current liabilities as at December 31, 1997.

Current assets went down from $20,734 to $9,173.

Current liabilities include accounts payable and accrued liabilities of $2,000 compared to $7,401,455. The decrease in payables is due to the settlement of $811,540 of debt through issuance of 3,246,196 common shares and the negotiated settlement with Work Recovery, Inc. whereby accounts payable in the amount of $6,751,499 was settled for cash payment of $5,000.

The Registrant was active only in defending itself against the lawsuits described in Part II. Future operations will include developing its interests in marketing, licenses and other business opportunities. It is anticipated that the Registrant will require further working capital to fund current operating expenses and current liabilities other than those mentioned above. It is expected that such funds will be obtained by the sale of additional capital stock of the Registrant although there can be no assurance that the Registrant will be able to obtain such funds.

Results of Operations

Six-month period ended December 31, 1998 compared to the year ended June 30, 1998.

The Registrant's profit for the Six month period ended December 31, 1998 was $11,678,828 compared to a gain of $1,430,321 for the year ended June 30, 1998.

Administrative expenses for the Six month period ended December 31, 1998 were $72,922 compared to $55,578 for the year ended June 30, 1998, such difference due to the recording of interest on the amount due to a company controlled by a director during the current period. The Registrant has been inactive except for the legal defense of the aforementioned lawsuit.

As a result of the settlement agreement reached with Work Recovery, Inc., the Registrant has recorded a gain on debt settlement of $6,746,499 and a gain on write off of unearned revenue of $5,005,251.

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

WINCANTON CORPORATION
(Registrant)


Date: February 16, 1999

Henri Hornby
Henri Hornby, Director


Neil F. Hornby
Neil F. Hornby, Director