Form 10-K
period 1999-06-30
WINCANTON CORP
filed 1999-09-30
CIK 847917

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the Fiscal Year Ended June 30, 1999

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

                              (775) 829-8812
	____________________________________________________________
             (Registrant's telephone number, including area code)

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

		Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [x]

		The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 1999 was approximately $1,000,000.

		The number of shares of Registrant's common Stock outstanding on June 30, 1999 was 11,232,948.





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

Customers

During the 1999 fiscal year, the Registrant recorded no sales.

Backlog Order

The Registrant has no backlog orders.

Governmental Contracts

The Company has no government contracts.

Research and Development Activities

During the year ended June 30, 1999, the Company did not engage in any research and development activities.

Employees

At June 30, 1999, the company had no full time employees.

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

During the year ended June 30, 1999 the Registrant negotiated a settlement of this lawsuit. The settlement involves the payment of $400,000 over an eight month period commencing in October 1997, the return of all rights to the technology granted under the McGee Settlement Trust agreement and the return to the Registrant of 1,000,000 common shares issued. All payments were made and the common shares were returned to the Registrant and will be returned to the transfer agent for cancellation.

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

During the year ended June 30, 1998, the registrant had retained legal council and successfully reopen the default judgement. During the year ended June 30, 1999, the registrant's legal council settled the dispute with prejudice for a total of $5,000.



ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no such matters requiring disclosure.

PART II

ITEM 5. -	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

(a)	The shares of the Company's common stock are listed in the "Pink
Sheets" and on the NASDAQ Bulletin Board under the symbol WNCC.


	The high and low bid price for the shares of the Company's common stock since trading commenced on August 23, 1993 is as follows:

PERIOD                                       HIGH BID                LOW BID
Quarter ended June 30, 1999                     0.12                    0.07
Quarter ended March 31, 1999                    0.28                    0.22
Quarter ended December 31, 1998                 0.24                    0.08
Quarter ended September 30, 1998                0.12                    0.05
Quarter ended June 30, 1998                     0.06                    0.02
Quarter ended March 31, 1998                    0.06                    0.02
Quarter ended December 31, 1997                 0.47                    0.06
Quarter ended September 30, 1997                0.50                    0.125
Quarter ended June 30, 1997                     0.50                    0.10
Quarter ended March 31, 1997                    0.50                    0.125
Quarter ended December 31, 1996                 0.50                    0.125
Quarter ended September 30, 1996                0.50                    0.125
Quarter ended June 30, 1996                     0.50                    0.28
Quarter ended March 31, 1996                    1.00                    0.28
Quarter ended December 31, 1995                 5.25                    0.28
Quarter ended September 30, 1995                11.62                   5.25
Quarter ended June 30, 1995                     11.75                   9.75
Quarter ended March 31, 1995                    10.25                   8.00
Quarter ended December 31, 1994                 8.25                    6.00
Quarter ended September 30, 1994                 --                      --
Quarter ended June 30, 1994                      --                      --
Quarter ended March 31, 1994                     --                      --
Quarter ended December 31, 1993                 5.00                    3.00
August 23 - September 30, 1993                  5.00                    1.50

	The aforementioned prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)	As at June 30, 1999 there were approximately 720 holders of record of the Company's common stock.

(c)	The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.




ITEM 6.- SELECTED FINANCIAL DATA

The selected financial data presented below was derived from the financial statements of the Company which have been audited Mark Bailey and Company as to June 30, 1999, by Davidson & Company, independent chartered accountants, as to June 30, 1998, June 30, 1997, June 30, 1996, June 30, 1995
and by KPMG Peat Marwick Thorne as to June 30, 1994 and December 31, 1993. Another firm of independent auditors audited the years 1989 through 1992.
The data should be read in conjunction with the Company's financial statements and the accompanying notes and "Management Discussion and Analysis of Financial Condition and Results of Operations".

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

Long term
Obligations
Nil             $181,300        Nil             Nil             Nil

Dividends
declared        Nil             Nil             Nil             Nil

        --------------------------------------------------------------

                As at and for   As at and for   As at and for 	Inception on
                the period      the period      the period      October 5,
                ended June 30,  ended June 30,  ended June 30,  87 to June 30
                97              98              99			99

Sales           Nil             Nil             Nil			Nil

Loss from
continuing
operations      ($683,801)      ($55,578)       191,245		($20,513,414)

Loss from
continuing
operations      ($.07)          ($0.01)         ($0.02)			N/A
per share

Total Assets    $217,315        $193,161        1,916			N/A

Long term
obligations     Nil             Nil             Nil			Nil

Dividends
declared        Nil             Nil             Nil			Nil

        --------------------------------------------------------------



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The above selected financial information and the following discussions should be read in conjunction with the Registrant's consolidated financial statements for the years ended June 30, 1999, June 30, 1998, June 30, 1997, June 30, 1996, June 30, 1995, six months ended June 30, 1994, year ended December 31, 1993 and 1992 and from inception on October 5, 1987 to June 30, 1995 included elsewhere in this form.

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


On March 2, 1995, the Company, through its wholly owned subsidiaries Wincanton Properties Pty. Ltd. and Wincanton Holdings Pty. Ltd. entered into five separate option agreements. The option agreements give the holder the right to purchase five commercial real estate properties in Australia. The option is exercisable for a period of one year and expires on March 2, 1996. Consideration for the option was the payment of cash in the amount of $143,645, the issuance of 784,572 common shares at a value of $2,540. The option agreements expired unexercised during the year ended June 30, 1996. During the year ended June 30, 1999, Wincanton Properties Pty. Ltd. and Wincanton Holdings Pty. Ltd. were discontinued as ongoing entities in their respective domiciles.

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

Liquidity and capital resources

At June 30, 1999 current liabilities exceed current assets by 79,703, and total liabilities exceed total assets by $67,128.

Results of operations

The Registrant's loss for the year ended June 30, 1999 was 191,245 compared to $55,578 for the year ended June 30, 1998. The increase in the loss amount is a result of the asset value of one prototype vehicle being written down during the current year to its fair market value as listed in the "Kelly
Blue Book".  This asset had been previously valued at cost.

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARK BAILEY & CO.  LTD.
CERTIFIED PUBLIC ACCOUNTANTS
Management Consultants

	Office Address:		Mailing Address:
	1495 Ridgeview Drive, Ste. 200	Phone: 775/332.4200	P.O. Box 6060
	Reno, Nevada 89509-6634	Fax: 775/332.42 1 0	Reno, Nevada 89513


Independent Auditors' Report
September 22, 1999
To the Shareholders of Wincanton Corporation


We have audited the accompanying consolidated balance sheet of Wincanton Corporation as of June 30, 1999 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wincanton Corporation as of June 30, 1998, before restatement, were audited by other auditors, whose report dated September 8, 1998, expressed an unqualified opinion on those statements.

We also audited the adjustments described in Note 5 that were applied to restate the June 30, 1998 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wincanton Corporation as of June 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note I to the financial statements, the Company has no source of operating revenue, and has incurred substantial net losses in the past. At June 30, 1999 current liabilities exceed current assets by $79,703, and total liabilities exceed total assets by $67,128. These factors, discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its existence.



Mark Bailey & Company, Ltd.
Reno, Nevada




WINCANTON CORPORATION
CONSOLIDATED BALANCE SHEET
June 30, 1999

	ASSETS

	Current Assets
	Cash		1,916
	Accounts receivable (net of allowance for doubtful
	accounts of $8,716) (Note 1)		-0-

	Total current assets			1,916

	Other Assets
	Capital assets (Note 1)			12,575


	Total assets		         $	14,491


	LIABILITIES AND SHAREHOLDERS'EQUITY

	Current Liabilities
	Accounts payable			$	16,695
	Due to a director (Note 2)		64,924

	Total current liabilities		81,619

	Total liabilities				81,619

	Minority Interest (Note 1)	   1,158,136

	Stockholders' Equity
	Common stock $.OOOI par value, 15,000,000 shares
	authorized, 11,323,948 shares
	issued (Note 10)				 1,133
	Additional paid-in-capital	   7,148,834
	Retained deficit			  (8,375,231)

	Total stockholders' equity	  (1,225,264)

	Total liabilities and stockholders'
	equity				$	14,491

The Accompanying Notes are an Integral Part of These Financial Statements



WINCANTON CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended June 30, 1999

	Revenue					-0-

	Other Income
	Expired unearned revenue (Note 3)	5,005,251


	Expenses
	Interest					 (10,170)
	Other						 (21,937)
	Research and development (Note 1)	(156,573)

	Total administrative expenses		(188,680)

	Income before extraordinary income and
	minority interest in income		4,816,571

      Extraordinary item - gain on extinguishment
	of debt (Note 4)				6,746,499

	Income before minority interest in
	income				     11,563,070

	Minority interest in income
	(Note 1)				     (1,158,136)

	Net income				    $10,404,934

	Earnings per share (Note 1)	$          0.98


The Accompanying Notes are an Integral Part of These Financial Statements

WINCANTON CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EOUITY
For the Year Ended June 30, 1999

				Additional
	Common Stock	Paid-in	Preferred	Retained 	Total
	Shares Amount	Capital	Stock		Earnings 	Equity

Balance at
June 30, 1998,
As previously
reported
9,077,752 $	834	$ 6,494,596 $	5	$(18,816,682)(12,321,247)

Prior period
adjustment - error
in recording
stock issuances
(Note 5)                74                                        74

Prior period adjustment - error in
recording legal settlement agreement
(Note 5)                                              100,000 100,000

Prior period
adjustment -
error in
recording issuance
of note payable
and related
interest expense
(Note 5)                                        (63,483)        (63,483)

Balance at June 30,
1998, as restated
9,077,752       908     6,494,596       5      (18,780,165)(12,284,656)

Issuance of shares
at $0.25 per
share in payment of
services received (Note 10)
1,439,272	144	359,664			        	359,808

Issuance of shares at $0.22 per
share to a related party as
repayment of debt (Note IO)
1,806,924	181	394,474					394,655

Retirement of shares
(Note 10)
(1,000,000)	  (100)	(99,900)				(100,000)

Expiration of options on preferred
        shares                                          (5)           (5)

Net income at June 30, 1999                    10,404,934	10,404,934

Balance at June 30, 1999
11,323,948     1,133 $ 7,148,834	$(8,375,231) $ (1,225,264)


The Accompanying Notes are an Integral Part of These Financial Statements



	WINCANTON CORPORATION
	CONSOLIDATED STATEMENT OF CASH FLOWS
	June 30, 1999

	Reconciliation of Net Income to Net Cash
	Provided by Operatin2 Activities:
        Net income                                              $10,404,934
	Minority interest in income				  1,158,136

	Adjustments to reconcile net income to net cash
	Used in operating activities:

        Increase in allowance for doubtful accounts                   8,716
        Extraordinary gain on extinguishment of debt             (6,746,449)
	Expired unearned revenue				 (5,005,251)
        Payment of expenses via stock issuances                       8,656
        Write-off of assets to research and development             156,573
	Decrease in accounts payable				     (8,866)
	Increase in due to a director				     10,170

        Net cash used in operating activities                       (13,381)

        Net decrease in cash and cash equivalents (Note 1)          (13,381)

        Cash and cash equivalents at June 30, 1998 (Note 1)          15,297

        Cash and cash equivalents at June 30, 1999 (Note 1)          $1,916

Supplementary Schedule of Noncash Investing and Financing Activities During the year ended June 30, 1999, the Company paid off accounts payable totaling $351,147 by issuing 1,439,272 shares of its common stock at $0.25 per share. In addition, the Company issued 1,806,924 shares at $0.22 per share to a related corporation as payment for an outstanding loan in the amount of $371,000 and related interest totaling $23,655.
No cash amounts were actually paid for either interest or income taxes during the year ended June 30, 1999.

The Accompanying Notes are an Integral Part of These Financial Statements



WLNCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

Orizanization and Si2nificant Accounting Policies Accountins!  Methods
The Company was incorporated in the State of Washington on October 5, 1987. The Company was inactive until June, 1993, when it began to evaluate the acquisition of business opportunities. In 1994, the Company entered into an agreement with an unrelated third party for the design and patent rights to certain truck/trailer devices for the raising and lowering of a truck/trailer cargo bed. During the year ended June 30, 1995, the Company assigned the above agreement to its newly formed subsidiary, Tradesman Industries, Inc. ("Tradesman"). During the year ended June 30, 1996, work on the specialty vehicles was suspended due to lack of funding. The Company is currently
inactive.   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company, however, currently is inactive and has no source of operating revenue. In addition, at June 30, 1999 current liabilities exceed current assets by $79,703, and total liabilities exceed total assets by $67,128.
In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet is liability requirements. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.


WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

Organization and Significant Accountinti Policies (continued Principles of Consolidation Generally accepted accounting principles require consolidation of all majority-owned subsidiaries. The Company has a 90% interest in Tradesman, Inc. The consolidated financial statements include the accounts of Wincanton Corporation, as well as its subsidiary, Tradesman, Inc. at June 30, 1999. All material inter-company transactions and balances have been eliminated.

Minority Interest

Minority interest represents the minority shareholder's ten percent (10%) interest in Tradesman, Inc.

Cash and Cash Eguivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company has accounts receivable from unrelated parties in the amount of $8,716 as of June 30, 1999. An allowance for doubtful accounts has been recorded for the entire $8,716 receivable, as these amounts are not deemed to be collectible.

Capital Assets

Capital assets consist of one prototype vehicle, developed by Tradesman, Inc. as a model for its electro-hydraulic cargo bed and tailgate system. This asset had previously been recorded at cost. During the current year, the asset was written down to its fair market value, listed in the "Kelly Blue Book", as Tradesman, Inc. is no longer developing these vehicles. This resulted in an impairment loss of $156,573 recognized during the current year ended June 30, 1999.





WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

1.	Organization and Significant Accounting Policies (continued)

Research and Development Costs

Research and development costs are charged to operations as incurred.

Earnin2s Per Share

Earnings per share is calculated based on the weighted average number of shares outstanding during the year ended June 30, 1999.

2.	Due to a Director

During the year ended June 30, 1998 a director of the Company and a related corporation controlled by the Director, advanced the Company a total of $43 1,000 in order to pay accounting fees and legal fees (see
Notes 5, 8, and 10 ). A portion of this advance totaling $381,000 was recorded in the previous financial statements audited by other auditors. The remaining $50,000, as well as related interest expense at 10% calculated on the unpaid balance totaling $13,483, has been reported as a prior period adjustment during the current year ended June 30, 1999. On October 7, 1998, the Company repaid the entire $394,655 it owed the related corporation controlled by the Director via issuance of 1,806,924 shares of its common stock for $0.22 per share. During the current year ended June 30, 1999, the director advanced the Company an additional $5,000 in order to pay expenses.

3.	Expired Unearned Revenue

During the year ended June 30, 1995, Tradesman entered into a Master License Distribution Agreement with Work Recovery, Inc. ("WRI"). Under this license agreement, WRI paid Tradesman $6,000,000 in cash and stock in order to be the exclusive dealer of Tradesman's electro-hydraulic cargo bed and tailgate system vehicles in the United States for the next fifteen (1 5) years. Tradesman recognized the entire amount in the year received for tax purposes. Tradesman planned to amortize the $5,005,251 over the fifteen (15)
 year life of the agreement. As such, the consolidated financial statements in the past, audited by other auditors, have shown $5,005,251 of this


WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

3.	Expired Unearned Revenue (continued)

revenue as unearned, During the year ended June 30, 1996, however, Tradesman suspended its operations.
Neither Tradesman nor WRI have performed their obligations under the contract. The entire $5,005,251 has been recognized in the current year ended June 30, 1999 as expired unearned revenue.

4.	Gain on Extinizuishment of Debt

In conjunction with the Master License Distribution Agreement (see Note 3), the Company entered into an agreement with WRI whereby WRI would provide consulting services with respect to the electro-hydraulic cargo bed and tailgate system technology during the year ended June 30, 1995 for aggregate consideration of
$9,600,000. Work Recovery, Inc. was to provide these services for $800,000 per month for a one year period through June 30, 1995. Of this amount, approximately $2,650,000 was paid, with the remaining $6,950,000 included in accounts payable at June 30, 1995. During the year ended June 30, 1996, a further $200,000 was paid. On April 28, 1997, WRI filed a lawsuit against the Company in order to recover the remaining amounts due under the consulting agreement. The Company was unable to confirm whether any consulting services were actually performed by WRI, and attempted to recover amounts already paid for consulting services via a lawsuit against WRI. Work Recovery, Inc. had since filed Chapter I I in the United States Bankruptcy court.
The June 30, 1998 financial statements
included $6,751,499 in accounts payable. On September 16, 1998, a Settlement Agreement and Mutual
Release was signed by both the Company and WRI, whereby the Company agreed to pay WRI a total sum of $5,000. In return for this settlement payment, WRI and the Company released all claims against each other. This transaction resulted in an extraordinary gain of $6,746,499. The gain has been shown net of tax of $0, as the entire amount has been offset against the Company's net operating loss carryforward (see Note 7).





WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

5.	Prior Period Adjustments

During the audit of the financial statements for the year ended June 30, 1999, several errors were discovered in the prior year's audited financial statements audited by other auditors. Common stock at the beginning of fiscal year ended June 30, 1999 has been adjusted to correct an error in recording the issuances of common stock made in 1993 and 1995. The error had no effect on net income in any previous year.

The financial statements for fiscal year ended June 30, 1998 have been restated to correct an error in recording a legal settlement made in the fiscal year ended June 30, 1997.
In December, 1995, Robert Page
and McGee Settlement Trust brought suit against the Company, its subsidiary Tradesman, Inc., and various
Company directors and employees alleging acts of fraud, securities violations, and breeches of fiduciary duty. The Company moved to stay the proceedings, and to compel arbitration, which motion was granted. On
September 14, 1997, the courts settled the lawsuit by ordering that the Company pay Mr. Page and McGee
Settlement Trust $300,000 in cash over an eight month period commencing in October, 1997. In addition, the courts ordered the Company to return all rights to the electro-hydraulic cargo bed and tailgate system technology, and to purchase back from McGee Settlement Trust 1,000,000 shares of the Company's common stock for $100,000. The Company's financial statements at June 30, 1998 show the entire $400,000 as a legal settlement expense. The financial statements for the year ended June 30, 1998 have been corrected to remove the $100,000 from retained earnings, and to show the purchase of treasury stock for $100,000. During the year ended June 30, 1998, these shares were retired. The effect of this restatement was to increase net income for the year ended June 30, 1998 by $100,000, net of income tax of $0 as the Company has a large net operating loss carryforward available to offset this income. Retained earnings of June 30, 1998 has been adjusted for the effects of the restatement on prior years.

WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

5.	Prior Period Adjustments (continued)

Retained earnings at June 30, 1998 has been adjusted to correct an error. During the year ended June 30, 1998, a related corporation loaned the Company $371,000 (see Note 3) at IO% interest on the unpaid balance. The money received from this loan was used to pay the McGee Settlement Trust legal settlement described above. Though the entire $371,000 was received, only $321,000 was recorded. In addition, related interest of $13,483 was not recorded. Net income for the year ended June
30, 1998 has been decreased by $63,483.
6.	Stock Options and Warrants

Warrants

On December 5, 1994, the Company issued 2,500,000 warrants. Each warrant gives the holder the right to purchase one common share in the Company in exchange for the exercise price noted, as follows:
	Number of Warrants	Exercise Price	Expiration date
	1,000,000	$1.00	December 6, 1999
	500,000	2.50	December 6, 1999
	500,000	3.50	December 6, 1999
	500,000	4.50	December 6, 1999

7.	Income Taxes

At June 30, 1999, the Company has the following approximate amounts available to reduce taxable income of future years, the tax benefits of which have not been reflected in the accounts, as future net income is uncertain.
                                        Wincanton           Tradesman
Losses expiring 201 0 to 2013          $ 4,535,502            $1,633,692



WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

8.	Related Party Transactions

During the year ended June 30, 1999, the Company repaid a loan from a corporation controlled by a director of the Company via issuance of 1,806,924 shares of the Company's common stock (see Note 3).

During the year ended June 30, 1999 a director of the Company loaned the Company $5,000. This amount is to be repaid in the current year.

During the year ended June 30, 1999, the Company repaid $110,052 owed to a former director via issuance of
440,249 shares of the Company's common stock.
9.	Fair Value of Financial Investments

Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure About Fair Value of Financial
Instruments" is part of a continuing process by the FASB to improve information on financial statements.
The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

The carrying amount reported in the balance sheet for cash approximates fair value at June 30, 1999.

The carrying amounts reported in the balance sheets for both accounts payable and due to a director approximate fair value at June 30, 1999 because they both mature in less than one year.

10.	Stockholders' Equity

During the year ended June 30, 1999, the Company issued a total of 1,439,272 shares of common stock at $0.25 per share. These shares were issued to various creditors as payment for amounts due for the fair market value of services received.


WINCANTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 1999

10.	Stockholders' Equity (continued)

On October 7, 1998, the Company issued 1,806,924 shares to a corporation controlled by the Company's director as repayment of a loan (see Note 3 and 8).

On September 16, 1998, 1,000,000 shares repurchased in the prior year and held as treasury shares were retired (see Note 5).


ITEM 9.	CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended June 30, 1999, The Company changed it's auditors from Davidson & Co. to Mark Bailey and Company. The Company has had no disputes with Davidson & Co.

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

For the fiscal year ended June 30, 1999, there was no executive compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1999, the Common Stock ownership of each person known by the Company to be the beneficial owner of 5% or more to the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock owned.


Name and Address        Number of Shares Owned          Percentage of Class

Henri Hornby            2,868,000                               25.3%
3653 Hemlock Court
Reno, Nevada, 89509

ADVEN, INC.            1,806,924                               16.0%
3653 Hemlock Court
Reno, Nevada, 89509

Mendips Management      1,000,000                               8.8%
Ltd.
3653 Hemlock Court
Reno, Nevada, 89509

Steven Sanders            666,070                               5.9%
116 John Street, Suite 1616
NY, NY 10038

All directors and       3,868,000                               34.1%
Officers as a group
(2 persons)


ITEM 13		CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On October 7, 1998, the Company repaid an amount $394,655 it owed a related corporation controlled by a Director via issuance of 1,806,924 shares of its common stock for $0.22 per share. During the current year ended June 30, 1999 a director advanced the Company an additional $5,000 in order to pay expenses.

During the current year ended June 30, 1999 the Company paid off accounts payable totaling $351,147.

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

The Registrant filed a report on Form 8-K in August of 1999, changing auditors from Davidson & Co. to Mark Bailey & Co.

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