Form 10-Q
period 1999-09-30
WINCANTON CORP
filed 1999-11-15
CIK 847917

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter period ending September 30, 1999

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

Consolidated Balance Sheet
(Expressed in U.S. dollars)
as at December 31, 1 998
(unaudited, prepared by management)

                                                1999            1998

	Assets

	Current assets:
        Cash                            $        3,172          14,733
	Amounts and notes receivable
        and deposits (note 3)                    6,001           6,001
                                                 9,173          20,734

        Capital assets (note 5)                 169,148         169,148

                                        $       178,321         189,882

	Liabilities and Shareholders' Equity

	Current liabilities:
	Accounts payable and accrued liabilities
                                        $           2,000   	7,433,907

	Unearned revenue (note 3)				5,005,251
        Due to a director (note 4)                  7,300         100,000

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

December 31, 1998

(unaudited, prepared by management)

1.	Nature of operations:

The Corporation was incorporated on October 5, 1987 under the laws of the State of Washington, U.S.A. The Corporation holds investments in other companies as follows:

90% of the shares of TRADESMAN Industries Inc., ("Tradesman") a company incorporated under the laws of the state of Delaware, U.S.A. Tradesman is inactive and its primary assets are its intellectual property.

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



3.	Amounts and notes receivable and deposits

As at September 30, 1998, the Corporation had the following amounts and notes receivable and deposits:

                                                1999            1998

        Other amounts receivable                6,000		6,000

                                                $6,000          6,000



4.	Due to a Director

Amounts due to a director and to companies controlled by a director bear interest at 1 0% per annum. The loan is secured by the assets of the Company.

Capital assets:

                                        September 30    September 30
                                        1998            1997
			Accumulated	Net book	Net book
                Cost    Depreciation    value           value

Vehicles        $169,148      -          169,148        169,148

6.	Capital stock and additional paid-in capital:

Capital stock issued from incorporation of the Corporation on October 5, 1987 to September 30, 1998

(a)	Common Stock
                Common stock            Additional
                Shares          Amount  paid-in capital         Total
1987 Issuedforcashat$0.10pershare, net of offering costs of $500
                100,000         10      $ 9,490                 $9,500
1988 Issuedforcashat$0.10pershare, net of offering costs of $500
                100,000         10      9,490                   9,500
Issued for cash at $0.0001 per share
                1,000,000       100     -                       100
1991    Issued for cash at $0.0333 per share
                3,000           1       99                      100
1993    Issued for business acquisition
                800,000         1       -                       1
Issued for cash at $0.01 per share
                2,000,000       200     19,800                  20,000
Issued for cash at $0.02 per share
                2,000,000       200     39,800                  40,000
Issued for cash at $1.00 per share
                514,796         51      514,745                 514,796
Balance December 31, 1993
                6,517,796       573     593,424                 593,997
1994 Issued for cash at $.0l per share
                13,384          1       40,151                  40,152
Issued for cash at $.0l per share
                140,000         14      349,986                 350,000
Issued for licenses
                2,075,000       208     -                       208
Balance June 30,1994
                8,746,180       796     983,561                 984,357
Issued for cash at $1.01 per share
                116,000         12      116,988                 117,000


Issued in exchange for 100,000 shares of Work Recovery, Inc.
                200,000         20      187,480                 187,500
Issued as security on mortgage payable
                210,000         1       -                       1
Issued in exchange for option
                784,572         78      2,540,809               2,540,887
Issued in exchange for cash net of offering costs of $77,000
                100,000         10      922,990                 923,000
Shares returned and cancelled (Note 6)
                (875,000)      (88)     -                       (88)
Issued for services rendered
                6,000           6       59,994                  60,000
Gain on dilution of interest in Tradesman (Note 6)
                -               -       1,682,774               1,682,774
Balance June 30,1995,1996 and 1997
                9,287,752       835     6,494,596               6,495,431
Security on mortgage shares cancelled
                (210,000)      (1)                              (1)
    (Note 8)
Balance June 30,1998
                9,077,752       834      6,494,596              6,495,430
Shares returned pursuant to the Page law suit
                (1,000,000)     (100)           -               (100)
Issued in exchange for debt
                3,246,196       325     811,215                 811,540
Balance September 30,1998
                11,323,948      1,059   7,305,811               7,306,870


7.	Discontinued operations

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

        Losses - expiring 2000 to 2009          $450,000
	Amounts deducted for tax purposes in excess of
        amounts deducted for accounting         5,015,000

                                                $5,465,000


9.	Contingency

		None


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

		None


Item 2.	Changes in Securities

		None

Item 3.	Defaults Upon Senior Securities

		None

Item 4.	Submission of Matters to a Vote of Security Holders

		None

Item 5.	Other information

		None

Item 6.	Exhibits and Reports on Form 8-K.

		(a)  Exhibits.  None

		(b)  Reports on Form 8-K.  None.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Registrant was active only in seeking new business opportunities.

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


Date: November 15, 1999

Henri Hornby
Henri Hornby, Director


Neil F. Hornby
Neil F. Hornby, Director