Form 10QSB
period 1999-12-31
WINCANTON CORP
filed 2000-04-20
CIK 847917

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-23712

                               PARKS AMERICA! INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Washington                                    91-1395124
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization

                     222 East State Street, Eagle, ID 83616
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (208) 463-1300
                            -------------------------
                           (Issuer's telephone number)


             (Former name, former address and former fiscal year if
                           changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No  X
                                                                      ----  ----

     As of April 15, 2000, there 17, 084,017 shares of the issuer's Common Stock, $.001 par value, outstanding.

                               PARKS AMERICA! INC.

                                    INDEX

                                                                          Page
                                                                          Number
                                                                         -------


PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of December 31, 1999 and
           June 30, 1999.................................................  3

           Statements of Operations for the Three Months and
           Six Months Ended December 31, 1999 and 1998...................  4

           Statements of Cash Flows for the Six Months Ended December
           31, 1999 and 1998.............................................  5

           Notes to Financial Statements.................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  7

PART II - OTHER INFORMATION..............................................  8

SIGNATURES...............................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                               PARKS AMERICA! INC.
                                 BALANCE SHEETS

                                             December 31, 1999     June 30, 1999
                                             ------------------   --------------
ASSETS
Current Assets:
Cash                                                 $ 4,504           $60,266
Accounts Receivable                                   34,000                 -
Receivable from Shareholder                           16,804            30,600
                                                -------------       -----------
Total current assets:                                 55,308            90,866

Property Plant & Equipment                            78,690            72,336
Less: Accumulated Depreciation                        30,919            23,311
                                                -------------       -----------
Net Property Plant & Equipment                        47,771            47,025
Land Options                                          78,000            57,000
Other Assets:
Deposits                                              22,020            22,020
Investments                                           40,444            40,444
Promotional Materials                                 22,083                 -
Development Costs                                    101,590           122,423
Other                                                    245               245
                                                -------------       -----------
Total other assets                                   186,382           242,132
                                                -------------       -----------
Total assets                                         367,461           382,023
                                                =============       ===========
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accrued expenses                                      40,278           122,198
Deferred Revenue                                     240,543            59,750
Loans payable - shareholder                           13,680                 -
                                                -------------       -----------
Total current liabilities                            294,501           181,948
Long-Term Note Payable                                 2,189
Minority Interest                                          -           145,000
Stockholders' equity
Common Stock, $.001 par value                            150               150
Additional paid in capital                            34,220           979,266
Retained earnings                                     36,401         (924,341)
                                                -------------       -----------
Total stockholders' equity                            70,771            55,075
                                                -------------       -----------
Total liabilities and stockholders' equity           367,461           382,023
                                                =============       ===========


                 See accompanying notes to financial statements

                              PARKS AMERICA! INC.
                            STATEMENT OF OPERATIONS

                                Three Months Ended         Six Months Ended
                                  December 31,                December 31,
                          --------------------------   -------------------------
                             1999          1998          1999           1998
                          ---------     ----------     ---------     -----------
Revenues
Sales                               0            0             0             0
                          -----------  -----------     ---------     -----------
Expenses:
Selling, general and
administrative
Interest                      119,476       27,006       264,162       138,507
                                  290       49,638           290        99,275
                          -----------  -----------     ---------     -----------
Total expenses                119,766       76,644       264,452       237,782
                          -----------  -----------     ---------     -----------
Net loss                    (119,766)     (76,644)     (264,452)     (237,782)
                          ===========  ===========     =========     ===========
Loss per share                  (.01)        (.01)         (.02)         (.02)
                          ===========  ===========     =========     ===========
Weighted average shares
outstanding               15,000,000   15,000,000    15,000,000     15,000,000
                          ===========  ===========   ===========    ============


                 See accompanying notes to financial statements

                               PARKS AMERICA! INC.
                            STATEMENTS OF CASH FLOWS


                                                  Six Months Ended December 31,
                                                     1999                1998
                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           (264,452)          (237,782)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation
Changes in assets and liabilities:                    7,608              9,472
Receivables
Accounts Payable                                    (36,603)             4,891
Accrued Expenses                                     20,195             17,840
                                                    114,790            104,484
                                                -------------     --------------
Net cash (used in) operating activities            (158,462)          (101,095)
                                                -------------     --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase sale of Buildings and Equipment            (28,557)            92,250
Purchase of Land Option                             (22,000)
Development Costs                                   (32,050)           (12,488)
Investment in Subsidiary                            (15,385)
                                                -------------     --------------
Cash Used in Investing Activities                   (97,992)            79,762
                                                -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of shares                    257,718             18,000
Loan proceeds                                           218
                                                -------------     --------------
Net cash provided by financing activities           259,906             18,000
                                                -------------     --------------
Net increase (decrease) in cash                       3,452             (3,333)
Cash and cash equivalents, at beginning of
period                                                1,052              3,447
                                                -------------     --------------
Cash and cash equivalents, at end of period           4,504                114
                                                =============     ==============

                 See accompanying notes to financial statements

                               PARKS AMERICA! INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL PRESENTATION

     The financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim statements should be read in conjunction with the audited financial statements filed by the Company on Form 8-K with the Securities and Exchange Commission. The financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows.

     Results of operations for the three months and six months ended December 31, 1998 and 1999, are not necessarily indicative of results to be achieved for the full fiscal year.

2.   BASIS OF PRESENTATION

     The acquisition by Parks America! Inc. (formerly Wincanton Corporation) on December 8, 1999 of Northwest Parks LLC has been treated as a reverse acquisition since Northwest Parks LLC and its subsidiaries are the continuing entities as a result of the recapitalization and restructuring. On this basis, the financial statements prior to December 8, 1999 represent the financial statements of Northwest Parks LLC and Subsidiaries. The shareholders equity accounts of the Company have been retroactively adjusted to reflect the issuance of the 12,000,000 shares of common stock (after the effect of the reverse stock split of 1:100 on December 13, 1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31

     There were no revenues for either the three months ended December 31, 1999 or December 31, 1998 as the sole business activity of the Company was the development of its real estate for sale.

     General and administrative expenses increased by $92,470 or 342% to $119,496 for the three months ended December 31, 1999 from 27,006 for the corresponding period of the prior year. This increase resulted from the expansion of unpaid and past due salary, audit fees, legal fees in connection with the merger with Wincanton Corporation and related merger expenses.

     Interest expense decreased by $49,348 or 99.4% to $290 for the three months ended December 31, 1999 from $49,638 for the corresponding period of the prior year. The decrease in interest expense resulted from the sale of certain property in April 1999 on which there was a significant amount owing with interest.

     As a result of the foregoing, the Company's net operating loss increased by $43,122 or 56.3% to $119,766 for the three months ended December 31, 1999 from $76,644 for the corresponding period of the prior year.

Six Months Ended December 31

     There were no revenues for either the six months ended December 31, 1999 or December 31, 1998 as the sole business activity of the Company was the development of its real estate for sale.

     General and administrative expenses increased by $125,655 or 90.7% to $264,162 for the six months ended December 31, 1999 from $138,507 for the corresponding period of the prior year. This increase is the result of the expansion of unpaid and past due salary, audit fees, legal fees in connection with the merger with Wincanton Corporation and related merger expenses.

     Interest expense decreased by $98,985 or 99.7% to $290 for the six months ended December 31, 1999 from $99,275 for the corresponding period of the prior year. This decrease resulted from the sale of certain property in April 1999 on which there was a significant amount owing with interest.

     As a result of the foregoing, the Company's net operating loss increased by $26,670 or 11.2% to $264,452 for the six months ended December 31, 1999 from $237,782 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of December 31, 1999, the Company had a cash balance of $4,504 and a working capital deficit of $261,625. This compares with cash of $114 and a working capital deficit of $435,846 for the corresponding period of the prior year.

     Net cash used in operating activities increased to $158,462 from $101,095 for the six months ended December 31, 1999 and 1998, respectively. The increase in cash used in operations resulted from increased net operating losses and receivables that was partially offset by an increase in accrued expenses.

     Cash flows used in investing activities for the six months ended December 31, 1999 increased to $97,992 from $79,762 provided by investing activities for the corresponding period of the prior year. This charge resulted from a sale of equipment in the prior year, but a purchase of equipment in the current year and increased expenditures in the current year for a land option, development costs and investments in subsidiaries.

     Net cash provided by financing activities increased to $259,000 from $18,000 for the six months ended June 30, 1999 and 1998, respectively. This increase is attributable to increased sales of shares.

     The Company has experienced significant operating losses throughout its history, and the acquisition of Resources of the Pacific, Inc. will acquire substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          1.   27.1 Financial Data Schedule

     b.   Reports on Form 8-K

          1. Form 8-K dated December 8, 1999 reporting on acquisition of Northwest Parks LLC and Subsidiaries, the 1:100 reverse stock split and the change of the Company's name from Wincanton Corporation to Parks America! Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    PARKS AMERICA! INC.


                                    /s/ Larry Eastland
                                    -------------------------------
                                    Larry Eastland, President and
                                    Chief Executive Officer
April 20, 2000


                                   /s/ Robert Klosterman
                                   --------------------------------
                                   Robert Klosterman, Chief Financial Officer
April 20, 2000