Form 10QSB
period 2000-03-31
PARKS AMERICA INC
filed 2000-05-10
CIK 847917

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                         Commission File Number 0-23712

                               PARKS AMERICA! INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Washington                                     91-1395124
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                     222 East State Street, Eagle, ID 83616
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (208) 342-8888
                           ---------------------------
                           (Issuer's telephone number)

             ------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 2000, there 17,084,017 shares of the issuer's Common Stock, $.01 par value, outstanding.

                               PARKS AMERICA! INC.

                                      INDEX

                                                                         Page
                                                                         Number
                                                                        --------

PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of March 31, 2000 and
                  June 30, 1999.........................................     3

                  Statements of Operations for the Three Months and
                  Nine Months Ended March 31, 2000 and 1999.............     4

                  Statements of Cash Flows for the Nine Months Ended
                  March 31, 2000 and 1999...............................     5

                  Notes to Financial Statements.........................     6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................     7

PART II - OTHER INFORMATION.............................................     8

SIGNATURES..............................................................     9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -  FINANCIAL STATEMENTS

                               PARKS AMERICA! INC.
                                 BALANCE SHEETS

                                                    March 31, 2000        June 30, 1999
                                                   -----------------     ----------------

ASSETS
Current Assets:
Cash                                                         $7,019              $60,266
Accounts Receivable                                          27,450                    -
Receivable - Shareholder                                          0               30,600
                                                    -----------------    -----------------
Total current assets:                                        34,469               90,866

Property Plant & Equipment                                   85,786               72,336
Less: Accumulated Depreciation                               30,919               23,311
                                                    -----------------    -----------------
Net Property Plant & Equipment                               54,867               47,025
Land Options                                                 91,000               57,000
Other Assets:
Deposits                                                     24,570               22,020
Investments                                                  58,158               40,444
Promotional Materials                                        23,283                    -
Development Costs                                            43,862              122,423
Other                                                           245                  245
                                                    -----------------    -----------------
Total other assets                                          150,118              242,132
                                                    -----------------    -----------------
Total assets                                                330,454              382,023
                                                    =================    =================
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accrued expenses                                             40,278              122,198
Deferred Revenue                                            200,728               59,750
Accounts payable                                             18,392                    -
Advances - Shareholders                                      83,422
                                                    -----------------    -----------------
Total current liabilities                                   342,820              181,948
Long-Term Note Payable                                        1,563
Minority Interest                                                                145,000
Stockholders' equity
Common Stock, $.01 par value                                    171                  150
Additional paid in capital                                   11,768              979,266
Retained earnings                                           (25,868)            (924,341)
                                                    -----------------    -----------------
Total stockholders' equity                                  (13,929)              55,075
                                                    -----------------    -----------------
Total liabilities and stockholders' equity                  330,454              382,023
                                                    =================    =================

                 See accompanying notes to financial statements

                               PARKS AMERICA! INC.
                             STATEMENT OF OPERATIONS

                                            Three Months Ended                    Nine Months Ended
                                                March 31,                             March 31,
                                      -------------------------------      -------------------------------
                                           2000              1999              2000              1999
                                      -------------     -------------      -------------    --------------

Revenues
Sales                                            0                 0                  0                 0
                                      -------------     -------------      -------------    --------------
Expenses:
Selling, general and administrative
Interest                                    62,269            53,241            326,431           191,748
                                                 0             8,000                290           107,275
                                      -------------     -------------      -------------    --------------
Total expenses                              62,269            61,241            326,721           299,023
                                      -------------     -------------      -------------    --------------
Net loss                                  (62,269)          (61,241)          (326,721)         (299,023)
                                      =============     =============      =============    ==============
Loss per share                                   -                 -              (.02)             (.02)
                                      =============     =============      =============    ==============
Weighted average shares outstanding
                                        17,084,017        15,000,000         15,694,672        15,000,000
                                      =============     =============      =============    ==============

                 See accompanying notes to financial statements

                               PARKS AMERICA! INC.
                            STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended
                                                                    March 31,
                                                             2000              1999
                                                          -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  (326,721)          (299,023)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation                                                 7,608
Changes in assets and liabilities:
Receivables
Accounts Payable                                             3,150             29,768
Accrued Expenses                                            18,392             29,193
Advances - Shareholders                                     59,058            110,484
                                                            83,422                  -
                                                       -------------     --------------
Net cash (used in) operating activities                   (155,091)          (129,578)
                                                       -------------     --------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase sale of Buildings and Equipment                   (13,450)           121,229
Purchase of Land Option                                    (34,000)            (1,000)
Development Costs                                           55,278            (11,488)
Investment in Subsidiary                                   (17,714)                 -
Deposits                                                    (2,550)                 -
                                                       -------------     --------------
Cash (Used in) provided by Investing Activities            (12,436)           108,741
                                                       -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Minority Interests                            (145,000)
Proceeds from the sale of shares                           257,717             18,000
Loan proceeds                                                1,563                  -
                                                       -------------     --------------
Net cash provided by financing activities                  114,280             18,000
                                                       -------------     --------------
Net increase (decrease) in cash                            (53,247)            (2,837)
Cash and cash equivalents, at beginning of period           60,266              3,447
                                                       -------------     --------------
Cash and cash equivalents, at end of period                  7,019                610
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

     Results of operations for the three months and nine months ended March 31, 2000 and 1999, are not necessarily indicative of results to be achieved for the full fiscal year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31

     There were no revenues for either the three months ended March 31, 2000 or March 31, 1999 as the sole business activity of the Company was the development of its real estate for sale.

     General and administrative expenses increased by $9,028 or 17% to $62,269 for the three months ended March 31, 2000 from $53,241 for the corresponding period of the prior year. This increase resulted from the expensing of unpaid and past due salaries, audit fees, legal fees in connection with the merger with Wincanton Corporation and expenses in changing the Company's business.

     Interest expense decreased by $8,000 or 100% to $0 for the three months ended March 31, 2000 from $8,000 for the corresponding period of the prior year. The decrease in interest expense resulted from the sale of certain property in April 1999 on which there was a significant principal balance or which interest accrued.

     As a result of the foregoing, the Company's net operating loss increased by $1,028 or 1.6% to $62,269 for the three months ended March 31, 2000 from $61,241 for the corresponding period of the prior year.

Nine Months Ended March 31

     There were no revenues for either the nine months ended March 31, 2000 or March 31, 1999 as the sole business activity of the Company was the development of its real estate for sale.

     General and administrative expenses increased by $134,683 or 70.2% to $326,431 for the nine months ended March 31, 2000 from $191,748 for the corresponding period of the prior year. This increase is the result of the expensing of unpaid and past due salaries, audit fees, legal fees in connection with the merger with Wincanton Corporation and expenses in changing the Company's business.

     Interest expense decreased by $106,985 or 99.7% to $290 for the nine months ended March 31, 2000 from $106,985 for the corresponding period of the prior year. This decrease resulted from the sale of certain property in April 1999 on which there was a significant principal balance on which interest accrued.

     As a result of the foregoing, the Company's net operating loss increased by $27,698 or 9.3% to $326,721 for the nine months ended March 31, 2000 from $299,023 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     For the past twelve months, the Company has funded its operating losses and capital requirements through the sale of stock and loans from its shareholders. As of March 31, 2000, the Company had a cash balance of $7,019 and a working capital deficit of $308,351. This compares with cash of $610 and a working capital deficit of $477,580 for the corresponding period of the prior year.

     Net cash used in operating activities increased to $155,091 from $129,528 for the nine months ended March 31, 2000 and 1999, respectively. The increase in cash used in operations resulted almost exclusively from the increase in the net operating loss.

     Cash flows used in investing activities for the nine months ended March 31, 2000 increased to $12,436 from $108,741 provided by investing activities for the corresponding period of the prior year. This charge resulted from a reduction in the sale of equipment and a $40,000 investment in a subsidiary.

     Net cash provided by financing activities increased to $114,280 from $18,000 for the nine months ended March 31, 2000 and 1999, respectively. This increase is attributable to increased sales of shares which was partially offset by the repurchase of a minority interest.

     The Company has experienced significant operating losses throughout its history, and the acquisition of assets will acquire substantial funds for the development of its business. Therefore, the Company's ability to survive is dependent on its ability to raise capital through the issuance of stock or borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          1.   27.1 Financial Data Schedule

     b.   Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    PARKS AMERICA! INC.


                                   /s/ Larry Eastland
                                   ---------------------------
                                    Larry Eastland, Chairman

May 10, 2000


                                   /s/ Robert Klosterman
                                   ---------------------------
                                   Robert Klosterman, President, Chief
                                   Financial Officer and Chief Executive Officer
May 10, 2000