Form 10KSB
period 2000-06-30
GRAND SLAM TREASURES INC
filed 2000-10-13
CIK 847917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended June 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to_____________.

                          Commission File No.: 0-23712

                           GRAND SLAM TREASURES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                            91-1395124
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                     222 East State Street, Eagle, ID 83616
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (208) 342-8888
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      None
           ---------------------------------------------------------
           Securities to be registered under Section 12(b) of the Act

Securities to be registered under Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X No
   ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $1,995,065as of October 1, 2000. The Registrant does not have any outstanding non-voting equity.

On October 1, 2000, the Registrant had outstanding 17,551,088 of voting Common Stock, $.001 par value.

                                      INDEX
                                   FORM 10-KSB
                            YEAR-ENDED JUNE 30, 2000
                                                                          Page
Item   Description                                                       Number
----   -----------                                                       ------
1       Description of Business.............................................3
2       Properties..........................................................6
3       Legal Proceedings...................................................6
4       Submission of Matters to Vote of Security Holders...................6
5       Market for Registrants Common Equity and Related
        Stockholder Matters.................................................6
6       Management's Discussion and Analysis or Plan of Operations..........7
7       Financial Statements................................................8
8       Changes in and Disagreements with Accountants on Accounting
        And Financial Disclosure............................................9
9       Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act...................9
10      Executive Compensation.............................................10
11      Security Ownership of Certain Beneficial Owners and Management.....11
12      Certain Relationships and Related Transaction......................11
13      Exhibits and Reports on Form 8-K...................................11
        Signatures.........................................................12
        Index to Financial Statements.....................................F-1
        Financial Statements..............................................F-2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     Grand Slam Treasures, Inc., (the "Company") a Nevada corporation is engaged in the purchase and marketing of sports memorabilia and recovered sunken treasure. In addition, the Company is developing various entertainment properties within the United States. The Company's operations are located in Eagle, Idaho.

History and Development of the Company

     Northwest Parks LLC ("NWP") was formed as a limited liability company on March 28, 1996 in the State of Idaho. On March 28, 1996, NWP acquired a 16.67% interest in BW Partners LLC (BWP) and certain other assets and rights valued at $48,014, based upon the amounts recorded by BWP from a member in exchange for a 25% interest in NWP. The Company from whom the BWP interest was acquired is a corporation in which a managing member of NWP held a 20% interest at the time of the acquisition. On January 8, 1998, NWP acquired the remaining 83.33% interest in BWP in exchange for an 8.75% interest in NWP.

     NWP formed Sweetwater Holdings LLC ("SWH") on January 9, 1997, for the purposes of acquiring approximately 12 acres of land and a dwelling in Canyon County, Idaho, known as The Idaho Center property. NWP acquired a 99% interest in SWH, with the remaining 1% held by a minority member of NWP. In April 1999, SWH transferred approximately 1.5 acres of the property to NWP and NWP sold SWH and the remaining land of approximately 10.5 acres to a third party.

     NWP participated in the formation of Crossroads Convenience Center LLC ("CCC") on June 18, 1998. Based upon the operating agreement, the Company owned a 10% interest in CCC, after transferring a 15% interest in CCC to an individual who is a minority member in the Company in partial satisfaction of interest accrued on a note that was owed to the individual by NWP. NWP's interest in CCC was acquired in exchange for a 1.5 acres of property acquired from SWH and certain development costs incurred on CCC's behalf.

     Prior to fiscal year 2000, CCC had been developing the construction of an automobile service center and convenience store and had no significant operations. The Company served as the construction manager for the center for which it received fees of approximately $181,000 and $165,000 for the years ended June 30, 2000 and 1999, respectively. The service center and convenience store commenced operations in August 1999.

     In January 1999, NWP, along with its two managing members, formed Magic Valley Parks LLC (MVP), with NWP acquiring a 98% ownership interest. In April 1999, NWP sold a 4.25% interest in MVP to two members of NWP for $145,000. On December 16, 1999 this 4.25% minority interest in MVP was exchanged for interests totaling 1.45% of NWP, at which time MVP terminated operations.

Developments During Fiscal Year 2000

     On December 17, 1999, the members of NWP exchanged 100% of their member interests for 80% of the outstanding common stock of Parks America! Inc. ("Parks") (formerly Wincanton Corporation), a public company. Parks had ceased operations at the time of the exchange. Under the terms of the exchange, NWP is considered the acquiring entity.

     On June 24, 2000, Parks changed its name to Grand Slam Treasures, Inc.

     The sports memorabilia was acquired in exchange for stock in the Company and is valued at the estimated value of the inventory on the date of acquisition. The inventory is held for sale by the Company which is evaluating its various options for the sale of the memorabilia. The Company continually re-evaluates the estimated recovery value of the memorabilia and makes adjustments as necessary when it determines that the value has been impaired. During the year ended June 30, 2000, the Company acquired a substantial portion of the artifacts and treasure of a Spanish galleon that sank in deep water south of the Dry Tortugas in the Florida Keys in 1622. The artifacts and treasure have both archeological and economic value. The Company acquired the treasure in exchange for common stock of the Company with the value based upon an appraisal of the treasure and negotiations between the parties. The Company is assessing its options for maximizing the value of the treasure. Management estimates that the value originally assigned to the treasure was the minimum value on the date of the exchange. The Company continually re-assesses the value of the treasure and will make any adjustments it deems necessary if it determines that the originally recorded value of the treasure has been impaired.

     At June 30, 2000, the Company owns a 40.75% interest in the Crossroads Convenience Center LLC (CCC) which is located on "The Idaho Center" property in Canyon County, Idaho. The Company's 10% ownership interest at June 30, 1999 was increased by 30.75% to 40.75% during 2000 in exchange for an equity interest in NWP, which was subsequently exchanged for 11,090 shares of the Company's common stock.

     On April 2, 1998, the Company paid $50,000 for an option to purchase 68 acres of land in Canyon County, Idaho. Under the terms of the option, the Company had the right to purchase the land for $2.4 million during the one year period expiring April 2, 1999. The option was extended for a one year period with a purchase price of $2.64 million by payment of an additional $50,000, payable $3,000 per month for six months, $4,000 per month for five months and $12,000 as a balloon payment in April, 2000. The agreement provided for an additional one year extension period for $50,000, payable monthly, with the option price increased to $2.9 million. The amounts paid for the option and all extensions were non-refundable and were to be applied against the purchase price upon settlement. On April 20, 2000, prior to the balloon payment, the Company entered into a Settlement Agreement whereby the Company was released from any and all obligations under the option. As a result, all amounts that had previously been paid under the option along with the related capitalized project development costs were charged to general and administrative expense during the year ended June 30, 2000. The Company believed that the development of the site was not progressing quickly enough to justify additional expenditures on these land parcels. Therefore, management terminated the agreement for the land until such time as the project elements are developed further. There are alternative land sites that are available.

     In September 1998, the Company paid $1,000 for an option to purchase 32 acres of land in Burly, Idaho, at a purchase price of $1.5 million. The option expired in May 1999. In August 1999, the Company obtained an extension of the option period to May 30, 2000 for an additional $1,000. The amounts paid for the option and all extensions were non-refundable and were to be applied against the purchase price upon settlement. During the year ended June 30, 2000, the Company abandoned the project for which the land option was related. Consequently, all amounts that had previously been paid under the option along with the related capitalized project development costs were charged to general and administrative expense during the year ended June 30, 2000. This project was abandoned because local municipalities failed to approve needed infrastructure.

Products

     Through the end of the fiscal year the Company was a development stage company. During the last six months of the fiscal year, its main activity has been developing and accumulating inventory to be resold through auctions and through Internet sites. The Company is working closely with a software developer to establish a consumer-friendly web site for the marketing and sale of products. The Company expects that an online site will be ready for consumer use this year.

     The Company intends to market products that are of historical, cultural, and artistic value. Some of the products the Company has acquired include:

Recovered Sunken Treasure

     During the year ended June 30, 2000, the Company acquired a substantial portion of the artifacts and treasure of a Spanish galleon that sank in deep water South of the Dry Tortugas in the Florida Keys in 1622. The artifacts and treasure have both archaeological and economic value. The Company acquired the artifacts and treasure in exchange for common stock of the company with the value based upon an appraisal of the treasure and negotiations between the parties. The Company is considering its options for maximizing the value to be realized from the treasure. Management estimates that the value originally assigned to the treasure was a minimum value at the time of the exchange. The Company continually re-evaluates the value of the treasure and will make any adjustments it deems necessary if it determines that the originally recorded value of the treasure has been impaired.

     This recovered treasure is unique in that it was a deep-water recovery (nearly 1,500 ft.) and as such contains certain artifacts that are not found in other treasure recoveries.

     The Company intends to secure additional treasures or artifacts either by acquisition or by acting as a sales agent for commission. To this end, the management is currently negotiating with other treasure owners.

Sports Memorabilia

     The Company acquired a sizable collection of sports memorabilia from an active collector and reseller of these products. The Collection includes a wide range of articles such as jerseys, shoes and uniforms as well as approximately 50,000 sports cards.

     The Company intends to acquire additional sports collections and market them in due course.

Regional Theme Parks

     The Company is actively engaged in negotiations to secure the purchase of three regional theme parks. These parks are individually owned and range in attendance from 250,000 to 300,000 visitors per year. Should the Company be successful in securing these properties, the impact on operating performance will be significant. The Company, however, has not secured financing for the purchase of these parks.

     Additionally, the Company is developing a site to construct a regional theme park. This project development is expected to continue throughout the fiscal year.

Sales and Marketing

     The Company's marketing and sales activities are in the formation stages. The Company is still building relationships and forming alliances for future operations. The current employees attend trade fairs, seminars and exibitions to keep abreast of new developments and market trends, and they have constant contact with other industry individuals who are assisting the Company in these early stages. Because of the Company's limited funds and developmental stage, the Company was in several instances, issued its common stock to such individuals as both compensation and an incentive to assist the Company.

     During the upcoming fiscal year, the Company will develop a sales team and Internet strategy to optimize sales and net income.

     The Company has engaged Market Management International, Inc. to develop research, marketing plans and materials, press releases and promotional releases. The Company secured these multi-year services through the issuance of its common shares.

Competition

     The competition for the treasure articles is quite fragmented. Most of the outlets are local retailers located in Florida. There are various web sites that are maintained by treasure owners, but they are poorly marketed and difficult to find.

     From time to time some of the auction retailers will include certain items within the items that they offer for sale. For theme parks, the competition is intense on a national level. However, because the parks that are targeted by the Company are local or regional parks, the competition is limited to the other types of entertainment, rather than any direct competition from other parks.

Employees

     As of October 1, 2000 the Company employed a total of two (2) persons on a full-time basis. In addition, depending on client demand the Company contracts with persons on a temporary, part-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

Significant Customers

     Because of the Company's development stage, it has not developed a customer base. This is to be a significant area of the Company's activities during its next fiscal year.

                                OTHER INFORMATION

ITEM 2. - PROPERTIES

     The Company leases approximatley 2,500 square feet of office space in Eagle, Idaho for use as its corporate headquarters. The lease is a five year lease which runs from March 1, 2000 and expires on February 28, 2005. The monthly rental for the first year is $2,550 and increases by 5% for each subsequent year. The lease contains an option to the Company for renewal for an additional five year period under similar terms and conditions.

ITEM 3. - LEGAL PROCEEDINGS

     There are no legal proceedings currently pending against the Company.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On April 24, 2000, the Company held a shareholder meeting to approve changing the Company's name from Parks America! Inc. to Grand Slam Treasures, Inc. and to change the Company's state of incorporation from Washington to Nevada. Both measures were adopted by the shareholders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's common stock trades on the OTC Bulletin Board under the symbol "GRST". Prior to December 31, 1999, trading in the Company's common stock was limited and sporadic. The following chart represents the closing high and low bid price for each fiscal quarter beginning with the first quarter of 2000:

                                                  High                   Low
                                                 ------                 ------
Quarter s ended March 31, 2000                       15                    12
Quarters ended June 30, 2000                     13 1/4                 1 3/4

     As of October 1, 2000, the Company's common stock was held of record by 851 persons.

     The Company has never paid a cash dividend. Any dividends in the future will be dependent on the Company's profitability, its need for working capital, the Company's strategic objectives and other factors within the direction of the Board of Directors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This  report  contains  forward  looking  statements  within the meaning of
     Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Grand Slam Treasures, Inc. (the "Company") is a content-based entertainment company with assets in treasure, collectibles, music and video. It intends to develop, acquire and market these assets and others to the general public and collectors. The primary sales mechanisms will be Internet auction and sales, corporate sponsored traveling exhibitions and tours, and specialty private transactions. As of June 30, 2000, the Company was still classified as a development stage company.

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

Revenue

     Revenue for the fiscal year ended June 30, 2000 decreased by $426,563 or 99.1% to $3,376 from $429,939 for the corresponding prior fiscal year. This decrease was due to one time property transactions that occurred in the prior fiscal year.

     During both fiscal years the Company was a development stage company with no sales.

Research and Marketing Expenses

     Research and marketing expenses for the fiscal year ended June 30, 2000 increased $2,124,936 or 100% from $0 in the corresponding prior year. This increase was due to expenses incurred regarding the acquisition of Wincanton Corporation. These expenses are primarily comprised of public relations expenses, market research and materials expenses, and investor relations expenses.

General and Administrative Expenses

     General and administrative expenses for the fiscal year ended June 30, 2000 increased $773,744 or 434% to $952,017 from $178,273 in the prior year. This increase resulted from the expanded activities of the development and acquisition of products and includes large increases in costs for legal, travel and professional services.

Interest Expense

     Interest expense decreased by $103,595 or 97.4% to $3,680 for the fiscal year ended June 30, 2000 from $107,275 for the prior fiscal year. This decrease was a direct result of land sales in the prior year.

Changes in Financial Condition, Liquidity and Capital Resources

     For the past twelve months, the Company has funded its operating and capital requirements with the issuance of common stock, the proceeds of construction management fees and loans from related parties. As of June 30, 2000 the Company had cash of $2,682 and a surplus in working capital of $1,983,803. This compares with cash of $60,266 and a deficit in working capital of $91,082 as of June 30, 1999.

     Net cash used in operating activities increased to $438,451 for the fiscal year from $368,186 for the prior year. The increase is attributable to the increased development and inventory acquisition activities.

     Net cash provided by financing activities increased to $265,747 for the fiscal year ended June 30, 2000, from a deficit of $775,404 in the prior fiscal year. This increase in primarily due to the reduction in loans in the prior year, and equity contributions in the current fiscal year.

     To provide for its working capital requirements, during the next twelve months the Company will need to begin sale auctions and Internet operations or develop additional lending and equity sources without which the Company will be unable to meet its business plans.

Impact of Inflation

To date, the Company has not experienced any impact from inflation and does not anticipate any such impact in the foreseeable future.

Factors That May Affect Future Results.

Dependence on Key Personnel - The Company's performance is substantially dependent on the performance of its executive officers and other key employees and its ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of the services of any of its executive officers or key employees could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that the Company will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

Government Regulation and Legal Uncertainties The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. However, governmental regulators may, in the future, seek to impose regulations on Internet activities. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, characteristics and quality of products and services. The adoption of any additional laws or regulations may also decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and services or could increase the Company's cost of doing business. Moreover, the applicability to the Internet of a range of existing laws in domestic and international jurisdictions governing issues such as commerce, taxation, property ownership, defamation and personal privacy is uncertain and will likely evolve over the course of many years. Any such new legislation or regulation or application or interpretation of existing laws, including tax laws, could have an adverse effect on the Company's business, results of operations and financial condition.

Risks Inherent to the Company's Acquisition Strategy - The Company has in the past, and intends in the future, to expand through the acquisition of businesses, technologies, products and services. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in- process research and development or software acquisition and development costs, and the amortization of goodwill and other intangible assets. Any such adjustment could result in an increase in the amount of goodwill recorded, which would result in higher amortization expenses and, therefore, adversely affect the Company's operating results. Further, acquisitions involve a number of special problems, including difficulty integrating technologies, operations and personnel and diversion of management attention in connection with both negotiating the acquisitions and integrating the assets. There can be no assurance that the Company will be successful in addressing such problems. In addition, growth associated with numerous acquisitions places significant strain on the Company's managerial and operational resources. The Company's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. Furthermore, many of the Company's investments are in early-stage companies, with limited operating histories and limited or no revenues, there can be no assurance that the Company will be successful in developing such companies.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements of the Company, together with the independent auditors' report thereon of a professional corporation, Aronson, Fetridge & Weigle, appear on pages F-2 through F-18 of this report. See Index to Financial Statements on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As a result of the acquisition of Parks America! Inc. by the Company, the Company dismissed Mark Bailey & Co., Ltd. its prior auditors and retained the existing auditing firm of Parks America! Inc., Aronson, Fetridge & Weigle.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers currently serving the Company are as follows:

 Name                   Age   Positions Held and Tenure
------                 -----  --------------------------
Robert L. Klosterman    54     President, Chief Executive Officer, and Director
Larry L. Eastland       57     Chairman of the Board of Directors, Chief
                               Financial Officer
Mark D. Stubbs          50     Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

     Larry L. Eastland. Larry L. Eastland has served as Chairman of the Board of Directors since the Company acquired Northwest Parks LLC in January of 2000. Since its inception in 1996, Dr. Eastland has been employed as a Managing Member of Northwest Parks LLC. Dr. Eastland holds a Ph.D in Political Science from the University of Southern California.

     Robert L. Klosterman. Robert L. Klosterman has served as President and director since the Company acquired Northwest Parks LLC in January of 2000. Since its inception in 1996, Mr. Klosterman has been employed as a Managing Member of Northwest Parks LLC. Mr. Klosterman is also a certified public accountant.

     Mark D. Stubbs. Mark D. Stubbs was elected as a director of the Company in September 2000. Mr. Stubbs is an attorney practicing law in Twin Falls, Idaho. Mr. Stubbs was a partner in the firm of Sudweeks, May, Stubbs Browning & Kershaw in Twin Falls, Idaho from 1995 to 1998 when he resigned to establish his own practice.

Committees and Attendance of the Board of Directors

     In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation Committee.

     The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independence auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with independent auditors the plans and results of the auditing engagement. The sole member of the Audit Committee is Mr. Mark Stubbs.

     The functions of the Company's Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The sole member of the Compensation Committee is Mr. Mark Stubbs.

     The Board of Directors does not have a standing nominating committee or a committee performing similar functions.

     During the year ended June 30, 2000, the Board of Directors held four formal meetings, including telephonic meetings, and acted through unanimous written consent on other occasions. Because the Audit Committee and the Compensation Committee were formed near the end of the fiscal year, neither Committee met during the year ended June 30, 2000. Each director (during the period in which each such director served) attended at least 75% of the total number of meetings of the Board of Directors.

Compensation of Directors

     Each non-employee director of the Company is paid an initial fee of 50,000 shares of the Company's common stock. The Company also reimburses each director for all expenses of attending such meetings.

     No additional compensation of any nature is paid to employee directors.

ITEM 10.  EXECUTIVE COMPENSATION

     The Compensation payable to the Company's officers and directors for the current fiscal year is as follows:

                            Years Ended June 30, 2000  Years Ended June 30, 1999
                            -------------------------  -------------------------
Larry L. Eastland                   $141,084                   $65,000
Robert L. Klosterman                  89,750                    15,000

     Neither of the two officers of the Company have employment contracts, although such contracts are presently being negotiated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of October 1, 2000 the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name                                Number of shares               Percent of
and Address                         Owned Beneficially            Class Owned
------------                        ------------------            -----------
Robert L. Klosterman
1901 W. Spanish Bay Dr.
Eagle, ID 83616                         4,595,627                      26.18%

Larry L. Eastland
2075 Belgeave Way
Eagle, ID 83616                         4,196,867                      23.91%
                                      ------------                   ---------
All officers and directors as
a group (2) persons                     8,792,494                      50.09%
                                      ============                   =========

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Indemnification of Officers and Directors

     As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

     Other than as disclosed in the above, the Company does not believe that any other conflicts of interest exist among the officers, directors or shareholders in any material respect. The Company reviews all potential conflicts of interest that comes to its attention and has directed all officers and directors and key personnel to disclose any anticipated conflicts of interest before they arise.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.    Document

   2.1         Articles of Merger of Parks America! Inc.
               (Washington Parent) into Parks America! Inc. (Nevada Subsidiary)
   3.1         Articles of Incorporation - Parks America! Inc.
   3.2         Restated Articles of Incorporation
   3.3         Bylaws
  10.1         Lease - office facility in Eagle, Idaho
  27.1         Financial Data Schedule

     (b)  Reports on Form 8-K

     1. April 12, 2000 - reporting change in control of the Registrant and name change

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GRAND SLAM TREASURES, INC.


                                   By: /s/ Robert L. Klosterman
                                      ----------------------------------------
                                   Robert  L. Klosterman
                                   (Principal Executive and Financial Officer
                                    and Director)
Date: October 10, 2000

                                   By: /s/ Larry L. Eastland
                                      ----------------------------------------
                                   Larry  L. Eastland
                                   (Chairman of the Board of Directors)
Date: October 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.


   Name                      Title                                      Date
  ------                    -------                                    ------

/s/ Larry L. Eastland     Chairman of the Board,                October 10, 2000
------------------------  and Chief Financial Officer
    Larry L. Eastland


/s/ Robert L. Klosterman  Chief Executive Officer, President   October 10,  2000
------------------------  and Director
    Robert L. Klosterman


/s/ Mark D. Stubbs        Director                              October 10, 2000
------------------------
Mark D. Stubbs

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS


        TITLE                                                          PAGE
       -------                                                        ------

INDEPENDENT AUDITOR'S REPORT................................................F-2

AUDITED FINANCIAL STATEMENTS

   BALANCE SHEET.....................................................F-3 to F-4

   CONSOLIDATED STATEMENTS OF OPERATIONS....................................F-5

   CONSOLIDATED STATEMENTS OF MEMBERS'
      CAPITAL (DEFICIENCY) AND STOCKHOLDERS' EQUITY.........................F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS.............................F-7 to F-9

   NOTES TO FINANCIAL STATEMENTS...................................F-10 to F-18

                          Independent Auditor's Report



To the Board of Directors
GRAND SLAM TREASURES, INC.
Eagle, Idaho


We have audited the accompanying Balance Sheet of GRAND SLAM TREASURES, INC. (formerly Northwest Parks LLC) (a Development Stage Company) as of June 30, 2000, and the related Consolidated Statements of Operations, Members' Capital (Deficiency) and Stockholders' Equity and Cash Flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of GRAND SLAM TREASURES, INC. (formerly Northwest Parks LLC) (a Development Stage Company) as of June 30, 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.


ARONSON, FETRIDGE & WEIGLE


Rockville, Maryland
September 29, 2000

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000


                                     ASSETS

CURRENT ASSETS
   Cash (Note 1)                                                   $      2,682
   Accounts receivable - affiliate (Note 4)                              24,450
   Inventory - sports memorabilia (Notes 1 and 8)                       225,000
   Prepaid expenses (Note 8)                                          2,070,000
                                                                     -----------
         Total current assets                                         2,322,132
                                                                     -----------
PROPERTY AND EQUIPMENT, AT COST (NOTE 1)
   Furniture, fixtures and equipment                                     81,547
   Less:  Accumulated depreciation and amortization                     (36,418)
                                                                     -----------
         Net property and equipment                                      45,129
                                                                     -----------
OTHER ASSETS
   Deposits                                                              34,170
   Capitalized project development costs (Note 1)                        93,323
   Investment in treasure (Notes 1 and 8)                             2,984,250
   Intangibles, net of $9,175 of accumulated amortization (Note 1)      523,555
                                                                     -----------
         Total other assets                                           3,635,298
                                                                     -----------
TOTAL ASSETS                                                       $  6,002,559
                                                                     ===========

  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Loans payable - related parties (Note 3)                  $        53,030
   Accounts payable                                                   72,535
   Deficit in investment in affiliate (Notes 4 and 7)                212,764
                                                                  -----------
         Total current liabilities                                   338,329
                                                                  -----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)                                     -
STOCKHOLDERS' EQUITY (NOTE 8)
   Common stock - $.0001 par value per share, 100,000,000
   shares authorized,                                                  1,755
   Additional paid-in capital                                      9,726,538
   Losses accumulated during development stage                    (4,064,063)
                                                                  -----------
         Total stockholders' equity                                5,664,230
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     6,002,559
                                                                  ===========

  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
             THE PERIOD MARCH 28, 1996 (INCEPTION) TO JUNE 30, 2000

                                                                                                 Cumulative
                                                                                                    From
                                                                                                Inception to
                                                                  1999            2000         June 30, 2000
                                                                 ------         --------      ---------------

REVENUE
   Gain on sale of land                                       $  379,857     $        -     $     379,857
   Gain on transfer of interest in equity investee (Note 4)       50,082              -            50,082
   Miscellaneous                                                       -          3,376             4,562
                                                                ---------     ----------      ------------
         Total revenue                                           429,939          3,376           434,501
                                                                ---------     ----------      ------------
EXPENSES
   Research and marketing (Note 8)                                     -      2,124,936         2,124,936
   General and administrative                                    178,273        952,017         1,671,266
   Interest                                                      107,275          3,680           485,646
   Loss on sale of land                                                -              -           117,265
                                                                ---------     ----------      ------------
         Total expenses                                          285,548      3,080,633         4,399,113
                                                                ---------     ----------      ------------
NET INCOME (LOSS) BEFORE INTEREST IN LOSS OF EQUITY INVESTEES    144,391     (3,077,257)       (3,964,612)
INTEREST IN LOSS OF EQUITY INVESTEES                                   -        (62,465)          (99,451)
                                                                ---------     ----------      ------------
NET INCOME (LOSS)                                             $  144,391    $(3,139,722)    $  (4,064,063)
                                                                =========     ==========      ============
NET LOSS PER SHARE OF COMMON STOCK-BASIC AND DILUTED                        $      (.20)


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF MEMBERS'
                  CAPITAL (DEFICIENCY) AND STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 2000


                                                                                                              Losses
                                                                                                            Accumulated
                                                                                             Additional       During
                                                            Common Stock         Paid-in     Contributed    Development
                                                        Shares       Amount      Capital      Capital         Stage         Total
                                                       --------     --------    ----------  ------------  --------------    -------

Members' equity, June 30, 1998                              -       $    -     $        -    $   961,416    $(1,068,732)  $(107,316)
Members' contributions in cash (Note 7)                     -            -              -         18,000              -      18,000
 Net income for the year ended June 30, 1999                -            -              -              -        144,391     144,391
                                                    ----------      -------     ----------   ------------    -----------   ---------
 Members' equity, June 30, 1999                             -            -              -        979,416       (924,341)     55,075
Members' contributions in cash (Note 7)                     -            -              -        112,717              -     112,717
 Exchange of capital for a 30.75% interest in
 equity                                                     -            -              -         50,000              -      50,000
 Exchange of capital for a 4.25% minority interest
 in equity                                                  -            -              -        145,000              -     145,000
 Exchange of members' equity for common stock
 (Note 8)                                          15,113,267        1,511      1,285,622     (1,287,133)             -           -
 Shares issued for sports memorabilia inventory
 (Note-8)                                              53,000            5        224,995              -              -     225,000
 Shares issued for treasure (Note 8)                  865,000           87      2,984,163              -              -   2,984,250
 Shares issued for $100,000 cash and intellectual
 property                                             552,071           55      1,904,590              -              -   1,904,645
 Shares issued for services (Note 8)                  217,750           22        739,743              -              -     739,765
 Shares issued for consulting services (Note 8)       750,000           75      2,587,425              -              -   2,587,500
 Net loss for the year ending June 30, 2000                 -            -              -              -     (3,139,722) (3,139,722)
                                                   -----------      -------     ----------   ------------    -----------  ----------
 Stockholders' equity, June 30, 2000               17,551,088       $1,755    $ 9,726,538    $         -    $(4,064,063) $5,664,230
                                                   ===========      =======     ==========   ============    ===========  ==========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
             THE PERIOD MARCH 28, 1996 (INCEPTION) TO JUNE 30, 2000

                                                                                           Cumulative
                                                                                             From
                                                                                          Inception to
                                                                1999         2000        June 30, 2000
                                                               ------       ------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $144,391   $(3,139,722)    $ (4,064,063)
    Adjustments to reconcile net income (loss) to net cash
     used by operating activities
       Loss on sale of property and equipment                       -         6,712             6,712
       Common stock issued for operating costs                      -     2,504,132         2,504,132
       Gain on sale of land, net                             (379,857)            -          (262,592)
       Depreciation and amortization                           17,512        24,391            70,621

       Rent cancellation upon acquisition of LLC and joint          -             -            50,526

       Gain on sale of interest in equity investee            (50,082)            -           (50,082)
       Interest in loss of equity investee                          -        62,465            99,451
       (Decrease) increase in accounts payable                 (4,225)       55,313           144,577
       Decrease in accrued interest                          (123,142)      (79,683)          110,750
                                                           ------------   -----------     ------------
         Net cash used by operating activities               (368,186)     (438,451)       (1,142,560)
                                                           ------------   -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to equity investee                                          -       (24,450)          (24,450)
   Purchase of property and equipment                         (22,203)      (23,275)          (95,611)
   Increase in deposits, net                                        -       (12,150)          (35,170)
   Loans to members                                                 -       (56,396)         (287,542)
   Repayment of members' loans                                 34,900        86,996           287,542
   Payment from equity investee for construction fee                -       180,993           180,993
   Proceeds from sale of land                               1,209,200             -         1,391,935
   Proceeds from sale of property and equipment                     -         5,243             5,243
   Purchase of other assets                                         -             -              (245)
   Payment for land options                                    (7,000)      (34,000)          (91,000)
                                                            -----------    -----------     ------------
         Net cash provided by investing activities          1,203,409       115,120           210,758
                                                            -----------    -----------     ------------


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
             THE PERIOD MARCH 28, 1996 (INCEPTION) TO JUNE 30, 2000

                                                                                                   Cumulative
                                                                                                      From
                                                                                                   Inception to
                                                                        1999        2000          June 30, 2000
                                                                      --------    --------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from equity investee                                  $    26,596    $       -    $       26,596

   Proceeds from minority interest investment                         145,000            -           145,000

   Loans from members and related parties                               5,209       53,030           682,239

   Repayment of loans from members and related parties               (620,209)           -          (629,209)

   Proceeds from sale of common stock                                       -      100,000           100,000

   Proceeds from notes payable                                              -            -           350,000

   Repayment of notes payable                                        (350,000)           -          (350,000)
   Contribution to members' equity                                     18,000      112,717           609,858
                                                                   ------------  -----------      ------------
         Net cash (used) provided by financing activities            (775,404)     265,747           934,484
                                                                   ------------  -----------      ------------

NET INCREASE (DECREASE) IN CASH                                        59,819      (57,584)            2,682

CASH AT BEGINNING OF PERIOD                                               447       60,266                 -
                                                                   ------------  -----------      ------------
CASH AT END OF PERIOD                                             $    60,266    $   2,682     $       2,682
                                                                   ============  ===========      ============
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                         $   233,417    $  83,363     $     377,896
                                                                   ============  ===========      ============
NONCASH INVESTING AND FINANCING ACTIVITIES

   Capital contributions

       1,885,750 shares of common stock issued for services,                -    6,536,515         6,536,515

       552,071 shares of common stock issue for $100,000 cash               -    1,904,645         1,904,645

       Exchange of capital for a 30.75% interest in equity                  -       50,000            50,000

       Exchange of capital for a 4.25% minority interest in                 -      145,000           145,000
       Land                                                                 -            -           300,000

       16.67% interest in a limited liability company                       -            -            36,986


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
             THE PERIOD MARCH 28, 1996 (INCEPTION) TO JUNE 30, 2000

                                                                                                    Cumulative
                                                                                                       From
                                                                                                    Inception to
                                                                      1999             2000        June 30, 2000
                                                                     -------         --------     ----------------

NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

   Capitalized development costs by members of LLC, included      $        -     $          -     $      48,014

   83.33% interest in an LLC and a 25% interest in a joint                 -                -            97,275

   Interest due to a member exchanged for a 15% interest in the     (110,750)               -          (110,750)

   Exchange of land for a 25% interest in an equity investee          67,958                -            67,958
                                                                    ----------     ------------     -------------
         Total                                                    $  (42,792)    $  8,636,160     $   9,075,643
                                                                    ==========     ============     =============


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (A)  Organization and principles of consolidation

          Northwest Parks LLC (NWP) was formed as a limited liability company on March 28, 1996 under the laws of the State of Idaho for the purpose of constructing, owning and operating multi-faceted theme parks along with the related entertainment, retail, hospitality and recreational facilities.

          On March 28, 1996,  NWP acquired a 16.67%  interest in BW Partners LLC
     (BWP) and certain other assets and rights valued at $48,014, based upon the amounts recorded by BWP from a member in exchange for a 25% interest in NWP. The company from whom the BWP interest was acquired is a corporation in which a managing member of NWP held a 20% interest at the time of the acquisition. On January 8, 1998, NWP acquired the remaining 83.33% interest in BWP in exchange for an 8.75% interest in NWP.

          NWP formed Sweetwater Holdings LLC (SWH) on January 9, 1997, for the purpose of acquiring approximately 12 acres of land and a dwelling in Canyon County, Idaho, known as The Idaho Center property. NWP acquired a 99% interest in SWH, with the remaining 1% held by a minority member of NWP. This transaction was accounted for as a purchase. In April 1999, SWH transferred approximately 1.5 acres of the property to NWP and NWP sold SWH with the remaining approximately 10.5 acres to a third party.

          NWP participated in the formation of Crossroads Convenience Center LLC
     (CCC) on June 18, 1998. Based upon the operating agreement, the Company owned a 10% interest in CCC, after transferring a 15% interest in CCC to an individual who is a minority member in the Company in partial satisfaction of interest accrued on a note that was owed to the individual by NWP (Note
     5). NWP's interest in CCC was acquired in exchange for the 1.5 acres of property acquired from SWH and certain development costs incurred on CCC's behalf.

          In January 1999, NWP, along with its two managing members, formed Magic Valley Parks LLC (MVP), with NWP acquiring a 98% ownership interest. This transaction was accounted for as a purchase. In April 1999, NWP sold a 4.25% interest in MVP to two members of NWP for $145,000. On December 16, 1999 this 4.25% minority interest in MVP was exchanged for interests totaling 1.45% of NWP, at which time MVP terminated operations.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (A)  Organization and principles of consolidation (continued)

          On December 17, 1999, the members of NWP exchanged 100% of their member interests for 80% of the outstanding common stock of Parks America! Inc. (Parks) (formerly Wincanton Corporation), a company whose shares are registered with the U.S. Securities and Exchange Commission. Parks had ceased operations at the time of the exchange. NWP is considered the acquiring entity in the exchange and has recorded the transaction as a purchase with $14,985 of goodwill recognized as a result of the assumption of certain liabilities of Parks.

          On June 24, 2000, Parks changed its name to Grand Slam Treasures, Inc.

          The accompanying financial statements include all of the accounts and activities of the Company and its subsidiaries for the period in which the majority ownership rested with the Company. This includes BWP, SWH, MVP and Parks. CCC has been accounted for by the equity method of accounting. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

     (B)  Use of accounting estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (C)  Cash and cash equivalents

          For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. From time to time, the Company maintains cash balances which may exceed Federally insured limits. The Company does not believe that this results in any significant credit risk.

     (D)  Inventory of sports memorabilia

          The sports memorabilia was acquired in exchange for stock in the Company (Note 8) and is valued at the estimated value of the inventory on the date of acquisition. The inventory is held for sale by the Company which is evaluating its options for sale of the memorabilia. The Company continually re-evaluates the estimated recovery value of the memorabilia and makes adjustments as necessary when they determine that the value has been impaired.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (E)  Property and equipment

          Property and equipment are recorded at original cost to the Company and are depreciated over the estimated useful lives using the straight-line method.

     (F)  Financial instruments

          The  fair  value  of  all  financial   instruments   included  in  the
     consolidated financial statements is estimated by management to approximate their recorded carrying amounts.

     (G)  Income taxes

          As a limited liability company, all members recognize their respective share of income or loss on their separate income tax returns. Accordingly, prior to the exchange which resulted in the Company becoming a corporation, income taxes have not been included in the accompanying financial statements.

     (H)  Operating segments

          The Company has been in a development stage since its inception and considers itself to operate in only one business segment.

     (I)  Capitalized project development costs

          The Company has capitalized and deferred direct costs incurred for feasibility, market and site studies, promotional materials and preliminary site development costs including design, engineering and architectural drawings related to specific projects. When it is determined that a project is not suitable or the project is abandoned, the capitalized development costs are charged to expense. During the years ended June 30, 1999 and 2000, costs totaling $27,217 and $36,941, respectively, were written-off. Costs of projects that are ultimately constructed and operated will either be allocated to project assets or amortized over a five year period upon commencement of operations.

     (J)  Intangible assets

          Intangible assets consist primarily of intellectual property rights, including copyrighted concepts, and goodwill acquired in the Company's acquisition of Parks America, Inc. (Note 1 (a)) and are being amortized over estimated useful lives of fifteen years. The intellectual property rights consist of the internet domain name "Grand Slam" and "Noah's Rock". The Company continually re-evaluates the value of intangibles and will make any adjustments it deems necessary if it determines that the originally recorded value has been impaired.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (K)  Loss per share of common stock

          The basic net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year ended June 30, 2000. Diluted loss per share is the same as the basic loss per share. Prior to the year ended June 30, 2000, the Company operated as a limited liability company and did not have shares issued. Accordingly, no per share amounts are presented for the year ended June 30, 1999 or cumulatively since inception.

     (L)  Investment in treasure

          During the year ended June 30, 2000, the Company acquired a substantial portion of the artifacts and treasure of a Spanish galleon that sank in deep water south of the Dry Tortugas in the Florida Keys in 1622. The artifacts and treasure have both archeological and economic value. The Company acquired the treasure in exchange for common stock of the Company (Note 8) with the value based upon an appraisal of the treasure and negotiations between the parties. The Company is considering its options for maximizing the value of the treasure. Management estimates that the value originally assigned to the treasure was a minimum value at the time of the exchange. The Company continually re-evaluates the value of the treasure and will make any adjustments it deems necessary if it determines that the originally recorded value of the treasure has been impaired.

NOTE 2 - LAND OPTIONS

     On April 2, 1998, the Company acquired an option for $50,000 to purchase 68 acres of land in Canyon County, Idaho. Under the terms of the option, the Company had the right to purchase the land for $2.4 million during the one year period expiring April 2, 1999. The option was extended for a one year period with a purchase price of $2.64 million by payment of an additional $50,000, payable $3,000 per month for six months, $4,000 per month for five months and $12,000 as a balloon payment in April 2000. The agreement provided for an additional one year extension period for $50,000, payable monthly, with the option price increased to $2.9 million. The amounts paid for the option and all extensions were non-refundable and were to be applied against the purchase price upon settlement. On April 20, 2000, prior to the balloon payment, the Company entered into a settlement agreement whereby the Company was released from any and all remaining obligations under the option. As a result, all amounts that had previously been paid under the option along with the related capitalized project development costs (Note 1) were charged to general and administrative expense during the year ended June 30, 2000.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 2 - LAND OPTIONS (CONTINUED)

     In September 1998, the Company acquired an option to purchase 32 acres of land in Burley, Idaho, at a purchase price of $1.5 million for $1,000. The option expired in May 1999. In August 1999, the Company obtained an extension of the option period to May 30, 2000 for an additional $1,000. The amounts paid for the option and all extensions were non-refundable and were to be applied against the purchase price upon settlement. During the year ended June 30, 2000, the Company abandoned the project to which the land option was related. Consequently, all amounts that had previously been paid under the option along with the related capitalized project development costs (Note 1) were charged to general and administrative expense during the year ended June 30, 2000.


NOTE 3 - LOANS PAYABLE - RELATED PARTIES

     The principal stockholders and members of the Company, who are also officers of the Company, and a company owned by them have advanced funds to or on the behalf of the Company in the form of either direct cash advances or payments of expenses. These advances have no specific repayment terms, though they are expected to be paid as funds become available. The balance due to the stockholders and the related company was $53,030 as of June 30, 2000.


NOTE 4 - INVESTMENT IN AFFILIATE

     At June 30, 2000, the Company owns a 40.75% interest in the Crossroads Convenience Center LLC (CCC) which is located on "The Idaho Center" property in Canyon County, Idaho. The Company's original interest in CCC was 25%. In April 1999, the Company transferred a 15% interest in CCC to a member of the Company in partial payment of interest accrued on a previously paid note payable. The amount of accrued interest considered paid by the transfer was $110,750 and the apportioned basis of the interest in CCC was $60,668, resulting in a gain on the transfer to the Company of $50,082. The Company's 10% ownership interest at June 30, 1999 was increased by 30.75% to 40.75% during 2000 in exchange for an equity interest in NWP, which was subsequently exchanged for 11,090 shares of the Company's common stock.

     Prior to fiscal year 2000, CCC had been developing and constructing an automobile service center and convenience store and had no significant operations. The Company served as the construction manager for the center for which it received fees of approximately $181,000 and $165,000 for the years ended June 30, 2000 and 1999, respectively. The service center and convenience store commenced operations in August 1999.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 4 - INVESTMENT IN AFFILIATE (CONTINUED)

     A summary of the financial position and results of operations of CCC as of and for the year ended June 30, 2000 follows:


               Financial position

                  Current assets                                  $      88,000

                  Other assets                                        1,520,000
                                                                   -------------
                      Total assets                                $   1,608,000
                                                                   =============
                  Current liabilities                             $     157,000

                  Other liabilities                                   1,110,000

                  Members' equity                                       341,000
                                                                   -------------
                      Total liabilities and members' equity       $   1,608,000
                                                                   =============
               Results of operations

                  Revenue                                         $   2,125,000
                                                                   =============
                  Net loss                                        $    (165,000)
                                                                   =============
                  Company's share of loss                         $     (62,465)
                                                                   =============

     The Company's investment in CCC has been reduced by construction management fees paid by CCC to the Company which, along with the Company's share of CCC's losses, resulted in a deficit in the Company's investment in CCC at June 30, 2000 of $212,764. This deficit has been classified as current as of June 30, 2000 because the Company is attempting to sell its interest in CCC. The Company expects to complete the sale within the next year.

NOTE 5 - LEASES

     The Company is obligated, as lessee, under a noncancellable operating lease effective March 1, 2000 for office space in Eagle, Idaho which expires in February 2005. The lease provides for fixed minimum annual rent increases of 5% each lease year which are considered to be part of the total minimum lease amount and are recognized as rent expense over the term of the lease on a pro rata basis. The lease contains an option for renewal for an additional term of five years at a rental rate that increases 5% each year over the previous year's rent.

     The Company is also obligated, as lessee, under noncancellable operating leases for two vehicles which expire in November 2000 and November 2001. These leases are in the names of the two principal executive officers of the Company acting as nominee for the Company.

     In most cases, the Company expects that operating leases will be renewed or replaced by other operating leases in the normal course of business.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 5 - LEASES (CONTINUED)

     As of June 30, 2000, the future minimum payments required under all operating leases with initial and remaining terms in excess of one year were as follows:


                   Year Ending            Office
                     June 30,              Space       Vehicles       Total
                  --------------         ---------    ----------     -------


                      2001              $   30,600   $   9,777     $    40,377

                      2002                  30,904       2,805          33,709

                      2003                  31,828           -          31,828

                      2004                  32,785           -          32,785

                   Thereafter               22,287           -          22,287
                                          ---------   ---------      ----------
                           Total        $  148,404   $  12,582     $   160,986
                                          =========   =========      ==========

     Total rent expense to the Company under all long-term leases for the years ended June 30, 1999 and 2000 was $14,741 and $24,240 respectively.

NOTE 6 - INCOME TAXES

     The benefit for income taxes for the year ended June 30, 2000 varies from the amount which would have been computed using statutory rates as follows:



    Federal income tax benefit at the maximum statutory rate        $1,067,500

    State income benefit, net of Federal tax effect                    165,800

    Income tax attributable to the period the Company was a limited   (103,900)

    Valuation allowance                                             (1,129,400)
                                                                   -------------
           Benefit for income taxes                                 $        -
                                                                   =============

     For income tax purposes, the Company has a net operating loss carryforward of approximately $2,875,000 at June 30, 2000, that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the operating loss carryforward will expire on June 30, 2020.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 7 - MEMBER INTERESTS

     The Company was formed as a limited liability company in March 1996. During the year ended June 30, 1999, members contributed $18,000 to the capital of the Company in exchange for an aggregate .18% interest in the Company. During the period from August to December 1999, two members acquired an additional 1.13% interest in the Company for $112,717 in cash.

     Effective September 1, 1999, the Company increased its interest in CCC by 30.75% in exchange for a .50% member interest in the Company (Note 4). This exchange was valued at $50,000 by agreement of the parties to the exchange.

     On December 16, 1999, the Company granted a 1.45% percentage interest in the Company to two members in exchange for their aggregate 4.25% interest in MVP. The exchange was valued at $145,000 by agreement of the parties to the exchange.


NOTE 8 - COMMON STOCK

     Effective December 17, 1999, the members of NWP exchanged 100% of their member interests for 80% of the outstanding common stock of Parks. The exchange was recorded in a manner similar to a pooling of interests with NWP being the surviving entity as a corporation. The members of NWP acquired 12,000,000 shares of Parks in the exchange and 3,000,000 shares of Parks were issued to other parties for services in connection with the exchange. The shares issued for services were recorded at par value by the Company. At the time of the exchange there were 113,267 shares of Parks outstanding.

     On March 16, 2000, the Company issued 53,000 shares of its common stock to an unrelated party for an inventory of sports memorabilia that was valued at $225,000, based upon the approximate fair value of the inventory at the date of the transaction.

     On March 24, 2000, the Company issued 865,000 shares of its common stock to acquire the recovered treasure of a Spanish galleon that sank in 1622. The value of the exchange recorded by the Company of $2,984,250 was based upon original appraisals of the treasure and negotiations between the parties based upon management's estimates of the value of the treasure.

                           GRAND SLAM TREASURES, INC.
                         (FORMERLY NORTHWEST PARKS LLC)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 8 - COMMON STOCK (CONTINUED)

     On April 1, 2000, the Company issued 150,000 shares of its common stock to acquire an internet site, Skreem.com, from an unrelated party. The acquisition was valued based upon the approximate quoted market price of the shares on the date of the transaction, which was $517,500. In addition, on May 12, 2000, the Company issued 402,071 shares of its common stock to an entity that assisted it in acquiring Skreem.com and in settling various other transactions and for $100,000 that the entity had previously loaned to the Company. This transaction was valued at $1,387,145 based upon the market value of the Company stock at the date of the transaction. These two transactions represented an aggregate of 552,071 shares issued valued at $1,904,645.

     During April and May 2000, the Company settled certain outstanding obligations by the issue of 217,750 shares of its common stock to the vendors. The transactions were valued at the average quoted price of the Company's stock during the period of the issuance which totaled $739,765.

     On May 11, 2000, the Company issued 750,000 shares of its common stock valued at $2,587,500, based upon the quoted market price of the Company's stock on that date, for a consulting service contract covering the period April 20, 2000 to June 30, 2001. Of the value recorded, the amount of $517,500 was expensed as marketing and research and $2,070,000 is reported as prepaid expense at June 30, 2000 . The prepaid amount will be amortized ratably over the term of the agreement.