Form 10-Q
period 2000-09-30
GRAND SLAM TREASURES INC
filed 2000-11-14
CIK 847917

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

                           Commission File No. 0-23712
                                              ---------

                           GRAND SLAM TREASURES, INC.
                         -------------------------------

            Nevada                                         91-1395124
     ------------------------                    -------------------------------
      State of Incorporation                     IRS Employer Identification No.


                              222 E. State Street
                               Eagle, Idaho 83616
                    ----------------------------------------
                     Address of Principal Executive Offices


                  Registrant's Telephone Number: (208) 342-8888


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety (90) days.  X YES     NO
                                           ----   -----

     As of September 30, 2000, there were 17,603,588 shares of the issuer's Common Stock, $.0001 par value, outstanding

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
              Balance Sheet at September 30, 2000 and June 30, 2000


                                     ASSETS
                                                                       9/30/00             6/30/00
                                                                      ---------           ----------

Current Assets:

      Cash                                                        $      3,322         $     2,682

      Accounts Receivable - affiliate                                   24,450              24,450
      Inventory - sports memorabilia                                   225,000             225,000

      Prepaid expenses                                               1,552,500           2,070,000
          Total current assets                                     ------------        ------------
                                                                     1,805,272           2,322,132
                                                                   ------------        ------------
Property and Equipment, at cost

      Furniture, fixtures and equipment                                 81,547             81,547

      Less:  Accumulated Depreciation and amortization                 (40,222)           (36,418)
                                                                   ------------        ------------
          Net property and equipment                                    41,325             45,129
                                                                   ------------        ------------

Other Assets:

       Deposits                                                        34,170             34,170

       Capitalized project development costs                           93,323             93,323

       Investment in treasure                                       2,984,250          2,984,250

       Intangibles, net of accumulated amortization                   514,680            523,555
                                                                  ------------        ------------
           Total other assets                                       3,626,423          3,635,298
                                                                  ------------        ------------
TOTAL ASSETS                                                     $  5,473,020       $  6,002,559
                                                                  ------------        ------------

                         LIABILITIES & MEMBER INTERESTS


Current Liabilites:

          Loans payable - related parties                       $    117,367              53,030

          Accounts payable                                            65,707              72,535

          Deficit in investment in affiliate                         228,463             212,764
                                                                 ------------        ------------
              Total Current Liabilities                              411,537             338,329
                                                                 ------------        ------------
Stockholders' Equity

          Common stock - $.0001 par value per share
              100,000,000 shares authorized, 17,603,588
              and 17,551,088 shares respectively,issued and
              outstanding                                             1,760               1,755

          Additional paid-in capital                              9,795,439           9,726,538

          Losses accumulated during development stage            (4,735,716)         (4,064,063)
                                                                ------------        ------------
              Total stockholders' equity                          5,061,483           5,664,230
                                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  5,473,020        $  6,002,559
                                                                ------------        ------------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999


                                                                                                             Cumulative
                                                                                                                From
                                                                                                            Inception to
                                                                               2000             1999          30-Sep-00
                                                                              ------           ------       -------------

REVENUE

          Gain on sale of land                                              $   -              $  -            379,857
                                                                                -                 -

          Gain on transfer of interest in equity investee
                                                                                -                 -            50,082

          Miscellaneous
                                                                            4,500                 -             9,062
                                                                         ----------        ----------      ------------
              Total revenue                                                 4,500                 0           439,001
                                                                         ----------        ----------      ------------
EXPENSES

          Research and marketing                                          517,500                 0
                                                                                                            2,642,436
          General and administrative                                      143,953           144,686
                                                                                                            1,815,219
          Interest                                                              0                 0
                                                                                                              485,646
          Loss on sale of land                                                  0                 0           117,265
                                                                         ----------        ----------      ------------
              Total Expenses                                              661,453           144,686         5,060,566
                                                                         ----------        ----------      ------------
NET (LOSS) BEFORE

          INTEREST IN LOSS OF EQUITY INVESTEE                            (656,953)         (144,686)       (4,621,565)

INTEREST IN (LOSS) OF EQUITY INVESTEE                                     (14,700)                0          (114,151)
                                                                         ----------        ----------      ------------

NET INCOME (LOSS)                                                    $   (671,653)     $   (144,686)   $  (4,735,716)
                                                                         ----------        ----------      ------------
NET LOSS PER SHARE OF
          COMMON STOCK - BASIC AND DILUTED                           $      (0.04)            N/A              N/A
                                                                         ----------        ----------      ------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                    17,571,857             N/A              N/A
                                                                       ------------        ----------      ------------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999

                                                                                                                    Cumulative
                                                                                                                       From
                                                                                                                    Inception to
                                                                                 2000                1999            30-Sep-00
                                                                                ------              ------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES

          Net income (Loss)                                               $    (671,653)          $ (144,686)       $ (4,735,716)

          Adjustments to reconcile net income (Loss)
                  to net cash used by operating activities
              Loss on sale of property and equipment                                    0                  0
                                                                                                                           6,712
              Amortization of prepaid expenses                                    517,500                  0
                                                                                                                         517,500
              Common stock issued for operating costs                              68,906                  0
                                                                                                                       2,573,038

              Gain on sale of , net                                                     0                  0            (262,592)

              Depreciation and amortization                                        12,679              3,804
                                                                                                                          83,300

              Building transferred in settlement of an operating lease                  0                  0
                                                                                                                          92,250
              Write-off of abandoned development costs                                  0                  0
                                                                                                                          64,158
              Rent cancellation upon acquisition of LLC and joint Venture               0                  0
                                                                                                                          50,526

              Abandoned land options                                                    0                  0
                                                                                                                          91,000

              Gain on sale of interest in equity investee                               0                  0             (50,082)

              Interest in loss of equity investee                                  14,700            (16,004)            114,151
              (Decrease) increase in accounts payable                              (6,829)            21,202             137,748
              Decrease in accrued interest                                              0                  0             110,750
                                                                                -----------        -----------       -------------
                  Net cash used by operating activities                           (64,697)          (135,684)         (1,207,257)
                                                                                -----------        -----------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

          Loan to equity investee                                                       0                  0            (24,450)

          Purchase of land and buildings                                                0                  0         (1,011,216)
          Purchase of property and equipment                                            0             (5,354)           (95,611)

          Increase in deposits, net                                                     0                  0            (35,170)

          Payment for capitalized project development costs                             0             (6,141)          (109,721)

          Loans to members                                                              0            (17,500)          (287,542)

          Repayment of members' loans                                                   0              1,267            287,542

          Payment from equity investee for construction fee                         1,000            180,793            181,993

          Proceeds from sale of land                                                    0                  0          1,391,935

          Proceeds from sale of property and equipment                                  0                  0              5,243

          Purchase of other assets                                                      0                  0               (245)
          Payment for land options                                                      0            (11,000)           (91,000)
                                                                                -----------        -----------       -------------
                  Net cash provided by investing activities                         1,000            142,065            211,758
                                                                                -----------        -----------       -------------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999

                                                                                                                         Cumulative
                                                                                                                            From
                                                                                                                        Inception to
                                                                                      2000                1999            30-Sep-00
                                                                                     ------              ------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from equity investee                                                   0                   0              26,596

          Proceeds from minority interest investment                                      0                   0             145,000

          Loans from members and related parties                                     64,337             (79,683)            746,576

          Repayment of loans from members and related parties                             0                   0            (629,209)

          Proceeds from sale of common stock                                              0                   0             100,000

          Proceeds from notes payable                                                     0                   0             350,000
          Repayment of notes payable                                                      0                   0            (350,000)

           Contribution to members' equity                                                0              45,717             609,858
                                                                                  ----------        -------------       ------------
                  Net cash provided (used) by financing activities                   64,337             (33,966)            998,821
                                                                                  ----------        -------------       ------------

NET INCREASE (DECREASE) IN CASH                                                         640            (27,585)               3,322

CASH AT BEGINNING OF PERIOD                                                           2,682             60,266                    -
                                                                                  ----------        -------------       ------------

CASH AT END OF PERIOD                                                           $    3,322      $       32,681        $       3,322
                                                                                  ----------        -------------       ------------

SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for interest                                                $       -              377,896                   -
                                                                                  ----------        -------------       ------------
NONCASH INVESTING AND FINANCING ACTIVITIES

          Capital contributions

              1,938,250 shares of common stock issued for

                services, inventory and treasure
                                                                                     68,906                   -           6,605,421

              552,071 shares of common stock issued for $100,000

                cash and intellectual property rights
                                                                                          -                   -           1,904,645

              Exchange of capital for a 30.75% interest in equity investee
                                                                                          -                   -              50,000
              Exchange of capital for a 4.25% minority interest in

                equity investee
                                                                                          -                   -             145,000
              Land
                                                                                                                            300,000

              16.67% interest in a limited liability company
                                                                                                                             36,986
              Capitalized development costs by members of LLC,

                included as part of fair value of LLC
                                                                                          -                   -              48,014

              83.33% interest in an LLC and a 25% interest in a
                joint venture in which the LLC was a 75% joint
                venturer for 12.25% interest in the Company
                                                                                          -                   -              97,275
          Interest due to a member exchanged for a 15% interest

            in the equity investee
                                                                                          -                   -            (110,750)

          Exchange of land for a 25% interest in an equity investee
                                                                                          -                   -              67,958
                                                                                  ----------        -------------       ------------
                Total                                                            $   68,906         $         -      $    9,144,549
                                                                                  ----------        -------------       ------------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                       Consolidated Statements of Members'

                  Capital (Deficiency) and Stockholders' Equity
                  For the Three Months Ended September 30, 2000


                                                                                             Losses
                                                                                           Accumulated
                                              Common  Stock             Additional           During
                                                                         Paid-in           Development
                                            Shares       Amount          Capital              Stage
                                          -----------  -----------    ---------------    ----------------

Stockholders' equity, June 30, 2000

                                          17,551,088    $  1,755        $9,726,538      $  (4,064,063)

Shares issued for services
Net loss for the period ended
                                              52,500           5            68,901                  -

           September 30, 2000                      -           -                 -           (671,653)
                                        --------------  ----------      ------------    ---------------
Stockholders' equity, Sept. 30,2000
                                          17,603,588    $  1,760        $9,795,439      $  (4,735,716)
                                        --------------  ----------      ------------    ---------------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.   INTERIM FINANCIAL PRESENTATION


     The financial statements have been prepared by the Company without audit and are subject to year-end adjustment. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim statements should be read in conjunction with the most recent audited financial statements filed by the Company on Form 10-K with the Securities and Exchange Commission. The financial statements reflect all adjustments (which include only normal recurring adjustments) which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows.

     Results of operations for the three months ended September 30, 2000, are not necessarily indicative of results to be achieved for the full fiscal year.


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

3.   COMMON STOCK


     On August 25, 2000, the Company issued 52,500 shares of its common stock valued at $68,906, based upon the quoted market price, discounted for restriction, of the Company's stock on that date, for payment of services. The entire amount was expensed.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30


     Revenues increased $4,500 from $0 for the three months ended September 30, 2000 as compared to the corresponding period of the prior year. This increase was attributed to rental income. The primary activity of the Company was the acquisition, consolidation, and development of product for sale.

     Research and marketing expenses increased by $517,500 for the three months ended September 30, 2000, as compared to $0 in the corresponding period of the prior year. This increase resulted from the demands of a public company for research, marketing, promotion, public relations and various consultations that were not present in the corresponding period a year ago.

     General and  administrative  expenses decreased by $733 or 0.5% to $143,953
for  the  three  months  ended   September   30,  2000  from  $144,686  for  the
corresponding period of the prior year.

     As a result of the foregoing, the Company's net loss before its share of the loss of an equity investee, increased by $512,267 or 354% to $656,953 for the three months ended September 30, 2000 from $144,686 for the corresponding period of the prior year.


     The interest in the loss of an equity investee (investment in Crossroads Convenience Center) amounted to $14,700 for the three months ended September 30, 2000, as compared to the corresponding period of the prior year which was estimated at $0. The center opened in mid-August, 1999.

     As a result of the foregoing, the Company's net loss increased by $526,967 or 364% to $671,653 for the three months ended September 30, 2000 from $144,686 for the corresponding period of the prior year.


CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


For the past months, the Company has funded its operating losses and capital requirements through the issue or sale of stock and loans from its shareholders. As of September 30, 2000, the Company had a cash balance of $3,322 and a working capital surplus of $1,393,735. This compares with cash of $32,681 and a working capital deficit of $185,303 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $64,697 from $139,123 for the three months ended September 30, 2000 and 1999, respectively. This decrease in cash used in operations resulted from decreased salaries by officers that was partially offset by increased audit and legal fees.

     Cash flows provided from investing activities for the three months ended September 30, 2000 decreased to $1,000 from $142,065 for the corresponding period of the prior year. This change was due primarily to the payment of construction fees in the prior year that was negligible in the current year.

     Net cash provided by financing activities increased to $64,337 from $30,527 used by financing activities for the corresponding period of the prior year. This increase is attributable to net loans from members and related parties to the Company.

     The Company has experienced significant operating losses throughout its history, and the continued development of its business will require substantial funds. Therefore, the Company's ability to survive is dependent upon its ability to raise capital through the issuance of stock or the borrowing of additional funds. Without the success of one of these options, the Company will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 5   OTHER INFORMATION

     On November 7, 2000, the Company  executed a Stock  Purchase  Agreement for
the  acquisition  of  all  of  the  issued  and   outstanding   shares  of  Last
Communications Co. Ltd. and Kimvision Tek Co., Ltd.

     Last Communication is Korea's largest special events promotion company. Providing complete management services of events, be they large international conventions or small local meetings. For such invents, Last Communications directs all event management, including website production, brochures, collateral material printing, advertising, promotion, and audio visual materials.

     Kimvision Tek Co. Ltd. is an Internet-based music portal in Asia. The music portal, www.soundsky.com offers services such as free MP3 downloads from artist all over the world, and forums for music fans. The company plans to become an Internet-based independent recording company. The company currently has over 7000 songs by over 1000 artists from more than 50 countries. The company anticipates adding an additional 15,000 songs during the next year.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     a    Exhibits

          27.1 Financial Data Schedule


     b    Reports on Form 8-K.


                  None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                            GRAND SLAM TREASURES, INC.




                                             /s/ Larry Eastland
                                            ------------------------------------
                                            Larry Eastland, Chairman and
                                            Chief Financial Officer



                                             /s/ Robert Klosterman
                                            ------------------------------------
                                            Robert Klosterman, President and
                                            Chief Executive Officer


Date:November 14, 2000