Form 10QSB
period 2000-12-31
GRAND SLAM TREASURES INC
filed 2001-02-22
CIK 847917

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

                           Commission File No. 0-23712

                           GRAND SLAM TREASURES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                       91-1395124
      ------------------------                  --------------------------------
       State of Incorporation                    IRS Employer Identification No.


                               222 E. State Street
                               Eagle, Idaho 83616
                     --------------------------------------
                     Address of Principal Executive Offices

                                 (208) 342-8888
                         -------------------------------
                          Registrant's Telephone Number


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. X YES __ NO

As of December 31, 2000, there were 17,409,156 shares of the issuer's Common Stock, $.0001 par value, outstanding

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                                  Balance Sheet
                     at December 31, 2000 and June 30, 2000


                                     ASSETS
                                                                                  12/31/00          6/30/00

Current Assets:
       Cash                                                                     $     597        $    2,682
       Accounts Receivable - affiliate                                             44,450            24,450
       Inventory - sports memorabilia                                             225,000           225,000
       Prepaid expenses                                                         1,397,500         2,070,000
                                                                               ----------        -----------
           Total current assets                                                 1,667,547         2,322,132
                                                                               ----------        -----------
Property and Equipment, at cost
       Furniture, fixtures and equipment                                           83,870            81,547
       Less:  Accumulated Depreciation and amortization                           (44,026)          (36,418)
                                                                               ----------        -----------
           Net property and equipment                                              39,844            45,129
                                                                               ----------        -----------
Other Assets:
       Deposits                                                                    34,170            34,170
       Capitalized project development costs                                       93,323            93,323
       Investment in treasure                                                   2,984,250         2,984,250
       Intangibles, net of accumulated amortization                               505,805           523,555
                                                                               ----------        -----------
           Total other assets                                                   3,617,548         3,635,298
                                                                               ----------        -----------
TOTAL ASSETS                                                                  $ 5,324,939       $ 6,002,559
                                                                               ----------        -----------
                         LIABILITIES & MEMBER INTERESTS

Current Liabilites:
       Loans payable - related parties                                         $  74,746        $   53,030
       Accounts payable                                                           56,923            72,535
       Deficit in investment in affiliate                                        242,571           212,764
                                                                               ----------        -----------
           Total Current Liabilities                                             374,240           338,329
                                                                               ----------        -----------
Stockholders' Equity
       Common stock - $.0001 par value per share
           100,000,000 shares authorized, 17,603,588
           and 17,551,088 shares respectively,issued and outstanding               1,741             1,755
       Additional paid-in capital                                             10,263,208         9,726,538
       Losses accumulated during development stage                            (5,314,250)       (4,064,063)
                                                                               ----------        -----------
           Total stockholders' equity                                          4,950,699         5,664,230
                                                                               ----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 5,324,939       $ 6,002,559
                                                                               ----------        -----------

                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 2000 and 1999

                                                                                                        Cumulative
                                                                                                          From
                                                                                                      Inception to
                                                                     2000              1999             31-Dec-00
                                                                   --------          --------        ---------------

REVENUE
       Gain on sale of land                                    $         -         $      -           $  379,857
       Gain on asset sales                                                                            $   54,942
                                                                    54,942                -
       Gain on transfer of interest in equity investee
                                                                         -                -               50,082
       Other revenue
                                                                    4,506                 -               13,568
                                                                 ---------         ---------           ----------
           Total revenue                                       $   59,448          $      -           $  498,449
                                                                 ---------         ---------           ----------

EXPENSES
       Research and marketing                                      517,500                0            3,159,936
       General and administrative                                  108,375          119,476            1,923,594
       Interest                                                          0              290
                                                                                                         485,646
       Loss on sale of land                                              0                0              117,265
                                                                 ---------         ---------           ----------
           Total Expenses                                          625,875          119,766            5,686,441
                                                                 ---------         ---------           ----------

NET (LOSS) BEFORE
       INTEREST IN LOSS OF EQUITY INVESTEE                        (566,427)        (119,766)          (5,187,992)

INTEREST IN (LOSS) OF EQUITY INVESTEE                              (12,107)               0             (126,258)
                                                                 ---------         ---------           ----------

NET INCOME (LOSS)                                              $  (578,534)      $ (119,766)        $ (5,314,250)
                                                                 ---------         ---------           ----------

NET LOSS PER SHARE OF
       COMMON STOCK - BASIC AND DILUTED                        $     (0.03)      $    (0.01)
                                                                 ---------         ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                             17,506,372       15,000,000
                                                                ---------         ---------



                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 2000 and 1999
             and For the Six Months Ended December 31, 2000 and 1999


                                                                 Six Months Ended                Six Months Ended
                                                                   December 31,                    December 31,
                                                               2000            1999            2000           1999
                                                              ------          ------          ------         ------

REVENUE
       Gain on sale of land                                  $      -        $     -         $     -        $    -
       Gain on sale of assets
                                                               54,942                         54,942             -
       Gain on transfer of interest in equity investee
                                                                    -              -               -             -
       Other revenue
                                                                4,506              -           9,006             -
                                                             ---------        --------       --------       --------
           Total revenue                                    $  59,448         $    -        $ 63,948        $    -
                                                             ---------        --------       --------       --------
EXPENSES
       Research and marketing                                 517,500              0       1,035,000             -
       General and administrative                             108,375        119,476         252,328       264,162
       Interest                                                     0            290               0           290
       Loss on sale of land                                         0              0               0             -
                                                             ---------        --------       --------       --------
           Total Expenses                                     625,875        119,766       1,287,328       264,452
                                                             ---------        --------       --------       --------
NET (LOSS) BEFORE
       INTEREST IN LOSS OF EQUITY INVESTEE                  (566,427)       (119,766)     (1,223,380)     (264,452)

INTEREST IN (LOSS) OF EQUITY INVESTEE                        (12,107)              0         (26,807)            -
                                                            ---------        --------       --------       --------
NET INCOME (LOSS)                                         $ (578,534)     $ (119,766)   $ (1,250,187)   $ (264,452)
                                                            ---------        --------       --------       --------
NET LOSS PER SHARE OF
       COMMON STOCK - BASIC AND DILUTED                   $    (0.03)     $    (0.01)   $      (0.07)   $    (0.02)
                                                            ---------        --------       --------       --------

WEIGHTED AVERAGE SHARES OUTSTANDING                       17,506,372      15,000,000      17,541,855    15,000,000
                                                          -----------     -----------     ----------    -----------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2000 and 1999

                                                                                                                    Cumulative
                                                                                                                      From
                                                                                                                   Inception to
                                                                                  2000              1999            31-Dec-00
                                                                                 ------            ------         --------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (Loss)                                                    $ (1,250,187)       $ (264,452)       $ (5,314,250)
       Adjustments to reconcile net income (Loss)
               to net cash used by operating activities
           Loss on sale of property and equipment
                                                                                       -                 -               6,712
           Amortization of prepaid expenses                                    1,035,000                 -           1,035,000

           Common stock issued for operating costs                                80,156                 -           2,584,288
           Common stock issued for payables                                       94,000                                94,000
           Gain on sale of , net                                                       -                 -            (262,592)
           Depreciation and amortization                                          25,358             7,608              95,979
           Building transferred in settlement of an operating lease
                                                                                       -                 -              92,250
           Write-off of abandoned development costs
                                                                                       -                 -              64,158
           Rent cancellation upon acquisition of LLC and joint Venture
                                                                                       -                 -              50,526
           Abandoned land options
                                                                                       -                 -              91,000
           Gain on sale of interest in equity investee
                                                                                       -                 -             (50,082)
           Interest in loss of equity investee
                                                                                  26,807           (16,804)            126,258
           Decrease (increase) in accounts receivable
                                                                                 (20,000)          (34,000)            (20,000)
           (Decrease) increase in accounts payable
                                                                                 (15,612)           (2,296)            128,965
           (Decrease) increase in current liabilities
                                                                                       -                 -                   -
           Decrease in accrued interest
                                                                                       -                 -             110,750
                                                                               ----------        -----------       ------------
               Net cash used by operating activities                             (24,478)         (309,944)         (1,167,038)
                                                                               ----------        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to equity investee
                                                                                       -                 -             (24,450)
       Purchase of land and buildings                                                                               (1,011,216)
                                                                                       -                 -
       Purchase of property and equipment
                                                                                  (2,323)           (6,354)            (97,934)
       Increase in deposits, net
                                                                                       -                 -             (35,170)
       Payment for capitalized project development costs                                                              (109,721)
                                                                                       -            (4,891)
       Loans to members                                                                                               (287,542)
                                                                                       -           (17,500)
       Repayment of members' loans
                                                                                       -            48,100             287,542
       Payment from equity investee for construction fee
                                                                                   3,000           180,793             183,993
       Proceeds from sale of land                                                                                    1,391,935
                                                                                       -                 -
       Proceeds from sale of property and equipment
                                                                                       -                 -               5,243
       Purchase of other assets
                                                                                       -                 -                (245)
       Payment for land options
                                                                                       -            21,000             (91,000)
               Net cash provided by investing activities                       ----------        -----------       ------------
                                                                                     677           221,148             211,435
                                                                               ----------        -----------       ------------

                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2000 and 1999

                                                                                                                    Cumulative
                                                                                                                       From
                                                                                                                   Inception to
                                                                                  2000              1999            31-Dec-00
                                                                                 ------            ------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from equity investee
                                                                                    -                 -             26,596
       Proceeds from minority interest investment
                                                                                    -                 -            145,000
       Loans from members and related parties                                  21,716           (79,683)
                                                                                                                   703,955
       Repayment of loans from members and related parties                          0                 0           (629,209)
       Proceeds from sale of common stock                                           0                 0
                                                                                                                   100,000
       Proceeds from notes payable                                                  0                 0
                                                                                                                   350,000
       Repayment of notes payable                                                   0                 0           (350,000)
        Contribution to members' equity                                             0           112,717
                                                                                                                   609,858
               Net cash provided (used) by financing activities                21,716            33,034            956,200
                                                                             ---------       -----------        -----------
NET INCREASE (DECREASE) IN CASH                                                (2,085)          (55,762)               597

CASH AT BEGINNING OF PERIOD                                               $     2,682        $   60,266                  -
                                                                             ---------       -----------        -----------

CASH AT END OF PERIOD                                                     $       597        $    4,504          $     597
                                                                             ---------       -----------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                             $         -        $        -          $ 377,896
                                                                             ---------       -----------        -----------

NONCASH INVESTING AND FINANCING ACTIVITIES
       Capital contributions
           2,455,750 shares of common stock issued for
             services, inventory and treasure                                                                    6,979,171
                                                                              442,656                 -
           552,071 shares of common stock issued for $100,000
             cash and intellectual property rights                                                               1,904,645
                                                                                    -                 -
           188,000 shares of common stock
             issued for loans and payables
                                                                               94,000                               94,000
           Exchange of capital for a 30.75% interest in equity investee
                                                                                    -                 -             50,000
           Exchange of capital for a 4.25% minority interest in
             equity investee
                                                                                    -                 -            145,000
           Land
                                                                                                                   300,000
           16.67% interest in a limited liability company
                                                                                                                    36,986
           Capitalized development costs by members of LLC,
             included as part of fair value of LLC
                                                                                    -                 -             48,014
           83.33% interest in an LLC and a 25% interest in a
             joint venture in which the LLC was a 75% joint
             venturer for 12.25% interest in the Company
                                                                                    -                 -             97,275
       Interest due to a member exchanged for a 15% interest
         in the equity investee                                                                                   (110,750)
                                                                                    -                 -
       Exchange of land for a 25% interest in an equity investee
                                                                                    -                 -             67,958
                                                                             ---------       -----------        -----------
             Total                                                         $  536,656          $      -        $ 9,612,299
                                                                             ---------       -----------        -----------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                       Consolidated Statements of Members'
                  Capital (Deficiency) and Stockholders' Equity
                   For the Six Months Ended December 31, 2000


                                                                                                   Losses
                                                                                                 Accumulated
                                                  Common  Stock                Additional          During
                                                                                Paid-in          Development
                                             Shares           Amount            Capital             Stage
                                            --------        ----------        ------------      --------------

Stockholders' equity, June 30, 2000       17,551,088        $    1,755        $ 9,726,538      $ (4,064,063)


Shares issued for services
                                              52,500                 5             68,901                 -
Net loss for the period ended
        September 30, 2000                         -                 -                  -          (671,653)
                                         ------------        -----------      ------------     --------------

Stockholders' equity, Sept. 30,2000       17,603,588        $    1,760        $ 9,795,439      $ (4,735,716)


Shares issued for reconciliation
                                                  68                 -                  -                 -
Shares issued for services
                                             492,500                49            373,701
Shares issued to satisfy payables
                                             188,000                19             93,981
Shares rescinded to adjust balances       (1,000,000)             (100)               100
Shares issued to adjust balances
                                             125,000                13               (13)
Net Loss for the 3 month
       period ended December 31,2000               -                 -                 -          (578,534)
                                        ------------        -----------      ------------     --------------

Stockholders' equity, Dec. 31, 2000       17,409,156        $    1,741       $10,263,208      $ (5,314,250)
                                        ------------        -----------      ------------     --------------

                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                         (Formerly Northwest Parks LLC)
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2000 and 1999


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

     Results of operations for the three months and six months ended December 31, 1999 and 2000, are not necessarily indicative of results to be achieved for the full fiscal year.

2.   BASIS OF PRESENTATION

     The acquisition by Grand Slam Treasures, Inc. (formerly Parks America! Inc., and formerly Wincanton Corporation) on December 8, 1999 of Northwest Parks LLC has been treated as a reverse acquisition since Northwest Parks LLC and its subsidiaries are the continuing entities as a result of the recapitalization and restructuring. On this basis, the financial statements prior to December 8, 1999 represent the financial statements of Northwest Parks LLC and subsidiaries. The shareholders equity accounts of the Company have been retroactively adjusted to reflect the issuance of the 12,000,000 shares of common stock (after the effect of the reverse stock split of 1:100 on December 13, 1999).

3.   COMMON STOCK

     a) On August 25, 2000, the Company issued 52,500 shares of its common stock valued at $68,906, based upon the quoted market price, discounted for restriction, of the Company's stock on that date, for payment of services. The entire amount was expensed.

     b) In November, 2000, the Company issued 492,500 share of its common stock valued at $373,750, based upon the quoted market price, discounted for any restriction, of the Company's stock on the dates issued, for payment of services. Of the amounts, $362,500 was capitalized for periodic write-off to expense, and $11,250 was charged directly to expense.

     c) On November 17, 2000, The Company issued 188,000 shares of common stock with a value of $94,000 in payment of payables owed by the Company for services.

     d) On November 20, 2000, the Company issued 125,000 shares to correct initial calculations of issued shares at December 17, 1999. No monetary value is attached.

     e) On December 30, 2000, the Company rescinded 1,000,000 restricted shares to correct the issuance of excess shares on December 17, 1999. No monetary value is attached.

ITEM 2 MANAGEMENT,S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31

     Revenues increased $59,448 or 100% to $59,448 for the three months ended December 31, 2000 from $0 for the corresponding period of the prior year. This increase was attributed to gain on sale of assets ($54,942) and rental income. The primary activity of the Company was the acquisition, consolidation, and development of product for sale.

     Research and marketing expenses increased by $517,500 or 100% for the three months ended December 31, 2000, as compared to $0 in the corresponding period of the prior year. This increase resulted from the demands of a public company for research, marketing, promotion, public relations and various consultations that were not present in the corresponding period a year ago.

     General and administrative expenses decreased by $11,101 or 9.29% to $108,375 for the three months ended December 31, 2000 from $119,476 for the corresponding period of the prior year.

     As a result of the foregoing, the Company's net loss before its share of the loss of an equity investee, increased by $446,661 or 373% to $566,427 for the three months ended December 31, 2000 from $119,766 for the corresponding period of the prior year.

     The interest in the loss of an equity investee (investment in Crossroads Convenience Center) amounted to $12,107 for the three months ended December 31, 2000, which is a 100% increase over the corresponding period of the prior year which was estimated at $0. The center opened in mid-August, 1999.

     As a result of the foregoing, the Company's net loss increased by $458,768 or 383% to $578,534 for the three months ended December 31, 2000 from $119,766 for the corresponding period of the prior year.

Six Months Ended December 31

     Revenues increased $63,948 or 100% to $63,948 for the six months ended December 31, 2000 from $0 for the corresponding period of the prior year. This increase was attributed to gain on sale of assets ($54,942) and rental income. The primary activity of the Company was the acquisition, consolidation, and development of product for sale.

     Research and marketing expenses increased by $1,035,000 or 100% for the six months ended December 31, 2000, as compared to $0 in the corresponding period of the prior year. This increase resulted from the demands of a public company for research, marketing, promotion, public relations and various consultations that were not present in the corresponding period a year ago.

     General and administrative expenses decreased by $11,834 or 4.48% to $252,328 for the six months ended December 31, 2000 from $264,162 for the corresponding period of the prior year.

     As a result of the foregoing, the Company's net loss before its share of the loss of an equity investee, increased by $958,928 or 363% to $1,223,380 for the six months ended December 31, 2000 from $264,452 for the corresponding period of the prior year.

     The interest in the loss of an equity investee (investment in Crossroads Convenience Center) amounted to $26,807 for the six months ended December 31, 2000, which is a 100% increase over the corresponding period of the prior year which was estimated at $0. The center opened in mid-August, 1999.

     As a result of the foregoing, the Company's net loss increased by $985,735 or 373% to $1,250,187 for the six months ended December 31, 2000 from $264,452 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

For the past months, the Company has funded its operating losses and capital requirements through the issuance or sale of stock and loans from its shareholders. As of December 31, 2000, the Company had a cash balance of $597 and a working capital surplus of $1,293,307. This compares with cash of $4,504 and a working capital deficit of $261,625 for the corresponding period of the prior year.

     Net cash used in operating activities decreased to $24,278 from $158,462 for the six months ended December 31, 2000 and 1999, respectively. This decrease in cash used in operations resulted from decreased salaries by officers that was partially offset by increased audit and legal fees.

     Cash flows used in investing activities for the six months ended December 31, 2000 decreased by $98,669 as the current period provided $677 in investing activities as opposed to $97,992 used in investing activities for the corresponding period of the prior year. This change was due primarily to the payments of development costs, and the purchase of equipment, land options, and investment in subsidiary in the prior year that were negligible in the current year.

     Net cash provided by financing activities decreased by 34.3% to $21,716 from $33,034 for the corresponding period of the prior year.

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



                                              GRAND SLAM TREASURES, INC.




Date: February 15, 2001                       /s/ Larry Eastland
                                             -----------------------------
                                              Larry Eastland, Chairman and
                                              Chief Financial Officer




Date: February 15, 2001                       /s/ Robert Klosterman
                                             -----------------------------
                                              Robert Klosterman, President
                                              and Chief Executive Officer