Form 10QSB
period 2001-03-31
GRAND SLAM TREASURES INC
filed 2001-05-15
CIK 847917

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                               Commission File No.
                                     0-23712

                               ASCONI CORPORATION

         Nevada                                                   91-1395124
------------------------                                      ------------------
State of Incorporation                                          IRS Employer
Identification No.

           1221 West Colonial Drive, Ste. 205, Orlando, Florida 32804
                     Address of Principal Executive Offices


                  Registrant's Telephone Number: (407) 849-7764

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           X  YES      NO
                         -----    -----

As of May 14, 2001, there were 13,459,079 shares of the issuer's Common Stock, $.001 par value, outstanding

                               Asconi Corporation
                                      Index

                                                                       Page No.
                                                                      ----------
Part I.  Financial Information
         Item 1.  Financial Statements
         Condensed Balance Sheets - March 31, 2001
            and June 30, 2000                                                3
         Condensed Statements of Operations - three
            Months and Nine Months
         Ended March 31, 2001 and 2000                                       4
         Condensed Statements of Cash Flows - Nine Months
            ended March 31, 2001
         and 2000                                                            6
         Notes to Condensed Financial Statements                             7
         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

Part II. Other Information
         Item 1. Legal Proceedings                                          10
         Item 2. Changes in Securities                                      10
         Item 3. Defaults Upon Senior Securities                            10
         Item 4. Submission of Matters to Security Holders                  10
         Item 5. Other Information                                          10
         Item 6. Exhibits and Reports on Form 8-K                           10

Signatures                                                                  10

Part I . Financial Statements

         Item 1.  Financial Statements

                           GRAND SLAM TREASURES, INC.
                            (now Asconi Corporation)
                          (A Development Stage Company)
                                  Balance Sheet
                       at March 31, 2001 and June 30, 2000

                                     ASSETS
                                                                      3/31/01          6/30/00
                                                                    -----------      ------------
                                                                    (UNAUDITED)

Current Assets:
       Cash                                                        $     199            $2,682
       Accounts Receivable - affiliate                                24,450            24,450
       Inventory - sports memorabilia                                225,000           225,000
       Prepaid expenses                                              789,375         2,070,000
                                                                   ---------        -----------
           Total current assets                                    1,039,024         2,322,132
                                                                   ---------        -----------

Property and Equipment, at cost
       Furniture, fixtures and equipment                              83,870            81,547
       Less:  Accumulated Depreciation and amortization              (47,830)          (36,418)
                                                                   ---------        -----------
           Net property and equipment                                 36,040            45,129
                                                                   ---------        -----------

Other Assets:
       Deposits                                                       34,170            34,170
       Capitalized project development costs                          93,323            93,323
       Investment in treasure                                      2,984,250         2,984,250
       Deferred Costs of Mergers and Acquisitions                    563,542                 0
       Intangibles, net of accumulated amortization                  496,930           523,555
                                                                   ---------        -----------
           Total other assets                                      4,172,215         3,635,298
                                                                   ---------        -----------

TOTAL ASSETS                                                     $ 5,247,279       $ 6,002,559
                                                                   ---------        -----------

                         LIABILITIES & MEMBER INTERESTS

Current Liabilities:
       Loans payable - related parties                           $   102,119        $   53,030
                                                                      62,022            72,535
       Accounts payable                                              265,194           212,764
       Deficit in investment in affiliate                          ----------       -----------
           Total Current Liabilities                                 429,335           338,329
                                                                   ----------       -----------

Stockholders' Equity
       Common stock - $.001 par value per share
           100,000,000 shares authorized, 309,079
           and 175,511 shares respectively,issued and
           outstanding                                                 3,091             1,755
       Additional paid-in capital                                 10,907,900         9,726,538
       Losses accumulated during development stage                (6,093,047)       (4,064,063)
                                                                 ------------       -----------
           Total stockholders' equity                              4,817,944         5,664,230
                                                                 ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  5,247,279         6,002,559
                                                                 ------------       -----------

                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                            (now Asconi Corporation)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000



                                                 (Unaudited)    (Unaudited)
                                                    2001           2000
                                                    ----           ----

REVENUE
       Rent and other                           $  7,050       $       -
                                                ---------       ----------
           Total revenue                        $  7,050       $       -
                                                ---------       ----------

EXPENSES
       Research and marketing                    630,625               0
       General and administrative                132,599          62,269
                                                ---------       ----------

           Total Expenses                        763,224          62,269
                                                ---------       ----------


NET    (LOSS) BEFORE
        INTEREST IN LOSS OF EQUITY INVESTEE     (756,174)        (62,269)

       Interest in (loss) in Equity Investee     (22,623)              0
                                                ---------       ----------

NET  (LOSS)                                    $(778,797)      $ (62,269)
                                                ---------       ----------


NET LOSS PER SHARE OF
       COMMON STOCK - BASIC AND DILUTED        $  (3.00)       $   (0.36)
                                                ---------       ----------


WEIGHTED AVERAGE SHARES OUTSTANDING             259,774          170,840
                                                ---------       ----------


                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                            (now Asconi Corporation)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                For the Nine Months Ended March 31, 2001 and 2000

                                                                            Cumulative
                                                                               From
                                                    Nine Months Ended      Inception to
                                                  March 31,  (Unaudited)   31-March -01
                                                  2001           2000      (Unaudited)
                                                 ------         ------    ---------------

REVENUE
 Gain on sale of land                          $      0      $     0       $   379,857
 Gain on sale of assets                          54,942            0            54,942
 Gain on transfer of interest in
    equity investee                                   -                         50,082
 Other revenue                                   16,056            0            20,618
                                               ----------      -------        ---------

     Total revenue                            $  70,998      $     -       $   505,499
                                               ----------      -------        ---------
EXPENSES
  Research and marketing                       1,665,625           0         3,790,561
  General and administrative                     384,927     326,431         2,056,193
  Interest                                             0         290           485,646
  Loss on sale of land                                 0           0           117,265
                                               ----------   ----------        ---------
      Total Expenses                           2,050,552     326,721         6,449,665
                                               ----------   ----------       ----------
NET (LOSS) BEFORE
 INTEREST IN LOSS OF EQUITY INVESTEE          (1,979,554)   (326,721)       (5,944,166)

 Interest in (Loss) of Equity Investee           (49,430)          0          (148,881)
                                               ----------   ----------       ----------

NET (LOSS)                                   $(2,028,984)  $ (326,721)    $ (6,093,047)
                                              -----------   ----------       ----------

NET LOSS PER SHARE OF
   COMMON STOCK - BASIC AND DILUTED          $     (9.91)  $    (1.91)
                                              -----------  -----------


WEIGHTED AVERAGE SHARES OUTSTANDING              204,712      170,840
                                              -----------  ------------



                       See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                            (now Asconi Corporation)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2001 and 2000

                                                                                                         Cumulative
                                                                                                            From
                                                                                                        Inception to
                                                                     2001               2000             31-Mar-01
                                                                     ----               -----            ---------
                                                                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (Loss)                                          $ (2,028,984)       $ (326,721)       $ (6,093,047)
                                                                  --------------      ------------      -------------

               Net cash used by operating activities                   (52,249)         (155,091)         (1,194,809)

CASH FLOWS FROM INVESTING ACTIVITIES

               Net cash provided (used) by investing activities            677                               211,435
                                                                                         (12,436)

CASH FLOWS FROM FINANCING ACTIVITIES

               Net cash provided by financing activities                49,089           114,280             983,573
                                                                  --------------      ------------      -------------


NET INCREASE (DECREASE) IN CASH                                         (2,483)          (53,247)               199

CASH AT BEGINNING OF PERIOD                                      $       2,682        $   60,266                  0
                                                                 --------------      ------------      -------------



CASH AT END OF PERIOD                                            $        199         $    7,019       $        199
                                                                 --------------      ------------      -------------


SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                    $          -         $    -           $    377,896
                                                                 --------------      ------------      -------------

                        See Notes to Financial Statements

                           GRAND SLAM TREASURES, INC.
                            (now Asconi Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2001 and 2000


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

     Results of operations for the three months and nine months ended March 31, 2001 and 2000, are not necessarily indicative of results to be achieved for the full fiscal year.


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

     Due to a reverse stock split of 1:100 on April 5, 2001, common stock amounts are shown in post-split amounts.


3.       SUBSEQUENT EVENT

     On April 12, 2001, the Company concluded an acquisition agreement with Asconi Corporation. The finalization of the transaction is expected to complete in May, 2001 To conclude the agreement, the Company instituted a reverse stock split of 1:100 effective April 5, 2001. The Company, also, changed its name to ASCONI CORPORATION. Its new trading symbol is ASCS.

     Asconi is a major independent wine producer in the country of Moldova, with net profits approximating US$1 million for the past year.

     Asconi shareholders will receive 12,600,000 post-reverse shares of common stock, or approximately 70% of the Company's outstanding shares. As part of the arrangement, the Company will sell most of the current assets and liabilities to Hannibal Corporation, a wholly owned company of the previous management. In return Hannibal has conveyed 10,834 trading shares of the Company to various consultants who assisted in the transaction.

4.       COMMON STOCK

         a) On January 10, 2001, the Company issued 3,750 shares of its common stock valued at $18,750, based upon the quoted market price, discounted for any restriction, of the Company's stock at the end of the quarter. These shares were issued for services, and were expensed.

         b) On January 10, 2001, the Company issued 3,000 shares of its common stock valued at $15,000, based upon the quoted market price, discounted for any restriction, of the Company's stock at the end of the quarter. These shares were issued to Larry Eastland and Robert Klosterman for past services, and were expensed.

         c) On January 26, 2001, the Company issued 43,308 shares of its common stock valued at $216,542, based upon the quoted market price, discounted for any restriction, of the Company's stock on the date issued, for payment of past services, and for services related to acquisitions. These shares were issued to Hannibal Corporation, a wholly owned company of Eastland and Klosterman; and were capitalized as a deferred costs of the acquisition, pending the final disposition.

         d) On January 26, 2001, the Company issued 60,350 shares of its common stock valued at $301,750, based upon the quoted market price, discounted for any restriction, of the Company's stock on the date issued. Of the amounts issued, $50,000 was for services and were expensed; $251,750 were capitalized as a deferred acquisition cost.

         e) On January 26, 2001, the Company issued 3,000 restricted shares to First Capital Corporation as an additional payment on purchased treasure in May, 2000.

         f) On March 15, 2001, the Company issued 15,600 shares of its common stock valued at $94,000, based upon the quoted market price, discounted for any restriction of the Company's stock on the date issued, for payment of services and commission pertaining to the Asconi acquisition. These amounts were capitalized as deferred acquisition costs.

         g) On March 15, 2001, the Company reinstated 5,979 shares of its common stock that were earlier rescinded for non-performance of services. The dispute was resolved. There is no monetary value associated with these shares as they were already incorporated into the financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31

         Revenues increased $7,050 or 100% from $0 for the three months ended March 31, 2001 as compared to the corresponding period of the prior year. This increase was attributed to rental and fee income. The primary activity of the Company was the acquisition, consolidation, and development of product for sale.

         Research and marketing expenses increased by $630,625 or 100% for the three months ended March 31, 2001, as compared to $0 in the corresponding period of the prior year. This increase resulted from the demands of a public company for research, marketing, promotion, public relations and various consultations that were not present in the corresponding period a year ago.

         General and administrative expenses increased by $70,330 or 113% to $132,599 for the three months ended March 31, 2001 from $62,269 for the corresponding period of the prior year. This increase is attributed primarily to outside fees, and to a $20,000 provision for doubtful accounts.

         As a result of the foregoing, the Company's net loss before its share of the loss of an equity investee, increased by $693,905 or 1,114% to $756,174 for the three months ended March 31, 2001 from $62,269 for the corresponding period of the prior year.

         The interest in the loss of an equity investee (investment in Crossroads Convenience Center) amounted to $22,623 for the three months ended March 31, 2001, which is a 100% increase over the corresponding period of the prior year which was estimated at $0. The center opened in mid-August, 1999.

         As a result of the foregoing, the Company's net loss increased by $716,528 or 1,151% to $778,797 for the three months ended March 31, 2001 from $62,269 for the corresponding period of the prior year.

Nine Months Ended March 31

         Revenues increased $70,998 or 100% from $0 for the nine months ended March 31, 2001 as compared to the corresponding period of the prior year. This increase was attributed primarily to gain on sale of assets ($54,942) and rental income. The primary activity of the Company was the acquisition, consolidation, and development of product for sale.

         Research and marketing expenses increased by $1,665,625 or 100% for the nine months ended March 31, 2001, as compared to $0 in the corresponding period of the prior year. This increase resulted from the demands of a public company for research, marketing, promotion, public relations and various consultations that were not present in the corresponding period a year ago.

         General and administrative expenses increased by $58,496 or 17.92% to $384,927 for the nine months ended March 31, 2001 from $326,431 for the corresponding period of the prior year. The increase is attributed to outside fees.

         As a result of the foregoing, the Company's net loss before its share of the loss of an equity investee, increased by $1,652,833 or 506% to $1,979,554 for the nine months ended March 31, 2001 from $326,721 for the corresponding period of the prior year.

         The interest in the loss of an equity investee (investment in Crossroads Convenience Center) amounted to $49,430 for the nine months ended March 31, 2001, which is a 100% increase over the corresponding period of the prior year which was estimated at $0. The center opened in mid-August, 1999.

         As a result of the foregoing, the Company's net loss increased by $1,702,263 or 521% to $2,028,984 for the nine months ended March 31, 2001 from $326,721 for the corresponding period of the prior year.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         For the past months, the Company has funded its operating losses and capital requirements through the issuance or sale of stock and loans from its shareholders. As of March 31, 2001, the Company had a cash balance of $199 and a working capital surplus of $609,689. This compares with cash of $7,019 and a working capital deficit of $308,351 for the corresponding period of the prior year.

         Net cash used in operating activities decreased to $52,249 from $155,091 for the nine months ended March 31, 2001 and 2000, respectively. This decrease in cash used in operations resulted primarily from the issuance of common stock to satisfy obligations.

         Cash flows used in investing activities for the nine months ended March 31, 2001 decreased by $13,113 as the current period provided $677 in investing activities as opposed to $12,436 used in investing activities for the corresponding period of the prior year. This change was due primarily to the payments of development costs, and the purchase of equipment, land options, and investment in subsidiary in the prior year that were negligible in the current year.

         Net  cash  provided  by  financing   activities  decreased  by  57%  to
$49,089  from  $114,280  for  the corresponding period of the prior year.

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

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to  Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         None


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                   ASCONI CORPORATION



May 15, 2001                       /s/ Constantin Jitaru
                                   ---------------------------------------------
                                   Constantin Jitaru, Chief Executive Officer


May 15, 2001                       /s/ Anatolie Sirbu
                                   ---------------------------------------------
                                   Anatolie Sirbu, Chief Financial Officer