Form 10QSB
period 2001-06-30
ASCONI CORP
filed 2001-08-20
CIK 847917

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ______________

                         Commission File No:  0-23712

                              ASCONI CORPORATION
       (Exact name of Small Business Issuer as Specified in Its Charter)

               Nevada                                      91-1395124
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

                     160 International Parkway, Suite 280
                           Heathrow, Florida  32746
                                (407) 833-8000
                   (Address of Principal Executive Offices)

          1221 West Colonial Drive, Suite 205, Orlando, Florida 32804
                        June 30 Former Fiscal Year End
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No ______
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding as of August 20, 2001
                 -----                      ---------------------------------
     Common Stock, $.001 par value                      14,586,689

   Transitional Small Business Disclosure Format (check one): [_]  Yes   [X] No

                              Asconi Corporation
                                     Index

                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited)
               and December 31, 2000................................................       1

          Condensed Consolidated Statements of Income - Three
               Months and Six Months Ended June 30, 2001 and 2000 (unaudited).......       2

          Condensed Consolidated Statements of Cash Flows - Six Months
               ended June 30, 2001 and 2000 (unaudited).............................       3

          Notes to Condensed Consolidated Financial Statements......................       5

     Item 2. Management's Discussion and Analysis or Plan of Operation..............       6

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings......................................................       8

     Item 2. Changes in Securities..................................................       8

     Item 5. Other Information......................................................       8

     Item 6. Exhibits and Reports on Form 8-K.......................................       9

SIGNATURES..........................................................................      10

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ASCONI CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000
                            (UNITED STATES DOLLARS)

                                    ASSETS

                                                                       JUNE 30,          DECEMBER 31,
                                                                         2001                2000
                                                                   ----------------     ---------------
CURRENT ASSETS
 Cash and bank balances                                               $       2,271         $    43,142
 Trade receivables                                                        3,054,520           1,211,994
 Inventories                                                              2,153,074           2,747,721
 Other                                                                      423,683             278,858
                                                                   ----------------     ---------------

TOTAL CURRENT ASSETS                                                      5,633,548           4,281,715

FIXED ASSETS                                                              2,191,061           2,228,174
OTHER                                                                         6,620              29,503
                                                                   ----------------     ---------------

TOTAL ASSETS                                                          $   7,831,229         $ 6,539,392
                                                                   ================     ===============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                     $   1,937,870         $ 2,125,647
 Current portion of long-term debt                                          357,926             262,782
 Short-term borrowings                                                    1,609,000             170,000
 Taxes payable                                                              271,298             381,891
 Accrued liabilities                                                        365,394             216,321
                                                                   ----------------     ---------------
TOTAL CURRENT LIABILITIES                                                 4,541,488           3,156,641

LONG-TERM DEBT                                                              221,868             739,562
DEFERRED TAXES                                                              121,953             126,674

MINORITY INTEREST                                                           119,269             150,000

STOCKHOLDERS' EQUITY
 Common stock                                                                14,509                   -
 Paid-in capital                                                          5,811,532                   -
 Retained earnings (deficit)                                             (2,878,082)                  -
 Comprehensive loss                                                        (121,308)                  -
 Members' equity                                                                  -           2,366,515
                                                                   ----------------     ---------------
TOTAL STOCKHOLDERS' EQUITY                                                2,826,651           2,366,515

                                                                   ----------------     ---------------
TOTAL LIABILITIES AND MEMBERS' EQUITY                                 $   7,831,229         $ 6,539,392
                                                                   ================     ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ASCONI CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                            (UNITED STATES DOLLARS)
                                  (Unaudited)

                                                              For Quarter Ended                For Six Months Ended
                                                         ----------------------------     ---------------------------------
                                                           June 30,        June 30,          June 30,          June 30,
                                                             2001            2000              2001              2000
                                                         ------------     -----------     --------------     --------------
SALES                                                    $  2,933,293     $   918,992     $    4,713,842     $   1,189,337

COST OF SALES                                               1,556,670         444,901          2,721,798           690,344
                                                         ------------     -----------     --------------     --------------

GROSS PROFIT                                                1,376,623         474,091          1,992,044           498,993

EXPENSES

   Consulting                                               4,000,000               -          4,000,000                 -

   Merger costs                                               504,177               -            504,177                 -

   Depreciation                                                95,945          12,160            172,935            20,597

   Selling and Administrative expenses                        652,904         115,591            892,975           170,757

   Interest Expense                                            55,096          10,463            101,798            10,463
                                                         ------------     -----------     --------------     -------------

TOTAL EXPENSES                                              5,308,122         138,214          5,671,885           201,817

INCOME (LOSS) BEFORE TAX PROVISION                         (3,931,499)        335,877         (3,679,841)          297,176

PROVISION FOR INCOME TAXES                                    155,564          83,210            226,564            83,210
                                                         ------------     -----------     --------------     -------------

NET INCOME (LOSS)                                        $ (4,087,063)    $   252,667     $   (3,906,405)    $     213,966
                                                         ============     ===========     ==============     =============

WEIGHTED AVERGAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    Basic and Diluted                                      14,217,459               -         13,605,474                 -
                                                         ============     ===========     ==============     =============
    Basic Net Loss per share (Basic and Diluted)         $      (0.29)              -     $        (0.29)                -
                                                         ============     ===========     ==============     =============

                               ASCONI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (UNITED STATES DOLLARS)
                                   (Unaudited)

                                                                     JUNE 30,
                                                       ------------------------------------
                                                             2001                 2000
                                                       ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $(3,906,405)        $    213,966
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                172,935               20,597
   Deferred income taxes                                        (4,721)             (18,236)
   Issuance of common stock for services                     4,000,000
   Issuance of common stock for merger                         366,540
(Increase) decrease in assets:
   Trade receivables                                        (1,842,526)            (172,935)
   Inventories                                                 594,647             (342,420)
   Other                                                      (144,825)             (28,117)
Increase (decrease) in liabilities
   Accounts payable                                           (187,777)             303,592
   Taxes payable                                              (110,593)            (146,708)
   Accrued liabilities                                         149,073              109,201

                                                       ---------------      ---------------
Net cash provided (used) by operating activities              (913,652)             (61,060)
                                                       ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                   (135,822)             (18,574)
   Other                                                        (7,847)                (414)
                                                       ---------------      ---------------

Cash used for investing activities                            (143,669)             (18,988)
                                                       ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings (net)                               1,439,000               80,594
   Repayment of long-term debt                                (422,550)                   -
                                                       ---------------      ---------------
Cash provided by financing activities                        1,016,450               80,594
                                                       ---------------      ---------------

NET INCREASE (DECREASE) IN
   CASH AND BANK BALANCES                                      (40,871)                 546

Cash and bank balances, at beginning of period                  43,142                   18

                                                       ---------------      ---------------
Cash and bank balances, at end of period                   $     2,271         $        564
                                                       ===============      ===============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ASCONI CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                            (UNITED STATES DOLLARS)
                                   (Unaudited)

SUPPLEMENTARY CASH FLOWS DISCLOSURES

                                                      June 30,
                                              ------------------------
                                                 2001           2000
                                              ----------     ---------

1.  Interest paid                              $ 128,087      $ 10,463
                                              ==========     =========
    Taxes paid                                 $ 219,890      $      -
                                              ==========     =========

2.  On April 12, 2001 Asconi Corporation
    (formerly Grand Slam Treasures, Inc.)
    acquired "ASCONI" S.R.L. pursuant to
    an exchange agreement.

    The following amounts represent the non-cash portion of this transaction:

    Merger costs                     504,177
    Accrued liabilities             (137,637)
                                 ------------
                                  $  366,540
                                 ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              ASCONI CORPORATION
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the "Company") without audit and include: the Company; its wholly owned subsidiary Asconi Holdings Limited; and "ASCONI" S.R.L. its wholly owned subsidiary. "ASCONI" S.R.L. acquired controlling interest (70%) of SA Fabria devin Puhoi and (72%) of SA Orhei-vin during October and December, 2000, which were recorded as a purchase. The condensed consolidated financial statements also include the accounts of these two majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America

The condensed consolidated financial statements do not include any operations of Grand slam Treasures, Inc. The Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Income, and the Condensed Consolidated Statements of Cash Flow include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - TAXES

Income taxes are provided on "ASCONI", S.R.L. in accordance with taxation principles currently effective in the Republic of Moldova.

NOTE 3 - OTHER

The Company entered into written agreements with four consultants for specified services around April 16, 2001. Pursuant to the terms of the agreements, the Company issued 1,600,000 shares of common stock and registered those shares under the Securities Act of 1933 on Form S-8, which the Company filed on April 24, 2001. The 1,600,000 shares of common stock were valued at $2.50 per share ($4,000,000) at the time the Form S-8 was filed. This resulted in a non-cash charge to the Income Statement in the amount of $4,000,000. The Company has filed a lawsuit against these consultants alleging breach of contract for failing to perform the services specified in the agreements, providing little or no consideration in return for the compensation received under the agreements, and receiving grossly inadequate compensation in relation to the services purportedly rendered; rescission of the contracts; civil conspiracy; violation of the Florida securities laws; and breach of fiduciary duty as to one of the consultants who is an attorney.

The Company incurred $504,177 in costs associated with the merger with "ASCONI", S.R.L. on April 12, 2001. The entire $504,177 was expensed during the current quarter. This resulted in a non-cash charge to the Condensed Consolidated Income Statement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Factors Regarding Forward-Looking Statements

     Statements made in this report other than statements of historical or current fact, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

     We undertake no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions.

Results Of Operation

     Three Months Ended June 30, 2001 As Compared To Three Months Ended June 30, 2000

     Revenues increased by $2,014,301 or 219% to $2,933,293 from $918,992 for the three months ended June 30, 2001 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased production and sales resulting from acquisitions in 2000. Our primary activity was the acquisition, consolidation, and development of product for sale.

     Cost of sales increased by $1,115,769 or 251% to $1,566,670 from $444,901 for the three months ended June 30, 2001, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

     General and administrative expenses increased by $537,313 or 465% to $652,904 from $115,591 for the three months ended June 30, 2001 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased overhead resulting from acquisitions in 2000.

     Our net income decreased by $4,339,730 to a net loss of $4,087,063 from a net income of $252,667 for the three months ended June 30, 2001 as compared to the corresponding period of the prior year. Our net income would have been $453,114 for the three months ended June 30, 2001, but for the $4,504,177 non-cash charges to the income statement as are discussed in Note 2 to the condensed consolidated financial statements

     Six Months Ended June 30, 2001 As Compared To Six Months Ended June 30,
2000

     Revenues increased by $1,743,956 or 147% to $2,933,293 from $1,189,337 for the six months ended June 30, 2001 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased production and sales resulting from acquisitions in 2000. Our primary activity was the acquisition, consolidation, and development of product for sale.

     Cost of sales increased by $ 2,031,454 or 294% to $2,721,798 from $690,344 for the six months ended June 30, 2001, as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

     General and administrative expenses increased by $722,218 or 423% to $842,975 from $170,757 for the six months ended June 30, 2001 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased overhead resulting from acquisitions in 2000.

     Our net income decreased by $4,120,371 to a net loss of $3,906,405 from a net income of $213,966 for the six months ended June 30, 2001 as compared to the corresponding period of the prior year. Our net income would have been $597,772 for the six months ended June 30, 2001, but for the $4,504,177 non-cash charges to the income statement as are discussed in Note 2 to the condensed consolidated financial statements

Liquidity and Capital Resources

     For the past few months, we have funded capital requirements through short loans. As of June 30, 2001, we had a cash balance of $2,271 and a working capital surplus of $1,092,060. This compares with a cash balance of $564 and a working capital surplus of $190,928 for the corresponding period of the prior year.

     Net cash used in operating activities increased by $852,592 to $913,652 from $61,060 for the six months ended June 30, 2001 as compared to the corresponding period of the prior year. This increase in cash used in operations resulted primarily from an increase in trade receivables of $1,842,526, an increase in accounts payable of $187,777 and a decease in inventory of $594,647.

     Cash flows used in investing activities for the six months ended June 30, 2001 increased by $124,681 as the current period provided $143,669 in investing activities as opposed to $18,988 used in investing activities for the corresponding period of the prior year. This change was due primarily to the purchase of equipment.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 17, 2001, we filed a complaint in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida against La-Sal Capital, Inc., a Florida corporation; ICARA, Inc., a Florida corporation; Stoneside Development Limited, a personal services corporation; Goldberg Law Group, P.A., a Florida corporation (collectively, the "Consultants"); Glenn E. Goldberg; Alan S. Lipstein; George Carapella; Thomas L. Tedrow; Vadim Enikeev; and Serguei Melnik.

     We entered into written agreements with the Consultants for specified services. Pursuant to the agreements, we issued 1,600,000 shares of our common stock and registered those shares under the Securities Act of 1933 on Form S-8, which we filed on April 24, 2001. We have asserted claims against the Consultants for breach of contract for failing to perform the services specified in the agreements, providing little or no consideration in return for the compensation received under the agreements, and receiving grossly inadequate compensation in relation to the services purportedly rendered; rescission of the contracts and violation of the Florida securities laws. We have also asserted claims against all the defendants for civil conspiracy, claims against Vadim Enikeev for breach of contract, and claims against Goldberg Law Group, Glenn E. Goldberg, Vadim Enikeev and Serguei Melnik for breach of fiduciary duty. We are seeking to reclaim the stock issued to the Consultants or the value thereof and damages from Vadim and Serguei for causing the corporation to issue the stock for little or no consideration.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 12,2001, we issued 12,600,000 shares our common stock to Asconi Ltd., a Republic of Moldova corporation in exchange for all of its issued and outstanding securities. None of the securities issued were registered under the Securities Act, and in our opinion the sale or issuance of the securities was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. An appropriate ledger was fixed to the share certificates issued. The sale of the securities did not involve the use of an underwriter and no commissions were paid in connection with the sale or issuance of the securities.

ITEM 5.  OTHER INFORMATION

Changes in Our Certifying Accountant

     Previous Independent Accountant. On August 17, 2001, we contacted representatives of Aronson, Fetridge & Weigle ("AFW") to inform them that their firm would no longer be engaged as the principal accountant to audit our financial statements, including any audits for the forthcoming annual reports for the interim period between June 30, 2000 and December 31, 2000 and for the fiscal year ended December 31, 2001, and terminated the relationship effective August 17, 2001. The decision to change independent auditors was approved by our Board of Directors.

     The reports of AFW on our financial statements for the fiscal year ended June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of our financial statements for the fiscal year ended June 30, 2000, and in the subsequent interim periods, there were no disagreements ("Disagreements") as defined in Item 304 (a)(1)(iv) and the instructions to Item 304 of Regulation S-B, as amended, with AFW on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of AFW, would have caused AFW to make reference to the matter in its reports. We have furnished AFW with a copy of the foregoing disclosure and AFW has furnished us with a letter addressed to the Securities and Exchange Commission, indicating that AFW agrees with the above statements.

     New Independent Accountant. On August 14, 2001, we engaged Thomas Leger & Co. L.L.P. as our independent auditors for our financial statements, including the annual reports for the interim period between June 30, 2000 and December 31, 2000 and for the fiscal year ending December 31, 2001. At no time preceding August 14, 2001, have we (or anyone on behalf of us) consulted with Thomas Leger & Co. on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of Disagreement with AFW.

Reverse Split of Common Stock

     On March 31, 2001, we had 30,907,929 shares of common stock issued and outstanding. On April 16, 2001, we effectuated a reverse split on a one for one hundred basis. We made adjustments to the number of shares of common stock outstanding due to the terms of the reverse split, which provided that holders of 1-100 shares of common stock retained their same number of shares; holders of 101-10,000 shares of common stock had their holdings divided by 100 then rounded up to 100 shares; and holders of over 10,000 shares of common stock had their holdings divided by 100. These reverse split adjustments, along with our issuance to third parties of 14,200,000 shares of common stock (1,600,000 of which were registered under the Securities Act on Form S-8) in April 2001, gave us 14,586,689 shares of common stock issued and outstanding as of June 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Number    Description of Exhibit
     ------    ----------------------

     2.1 Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd., dated April 12, 2001 (1)

     3.1       Restated Articles of Incorporation (2)

     3.2       Amended and Restated Bylaws (2)

     10.1 Consulting Agreement with Stoneside Development Limited, dated April 16, 2001 (3)

     10.2      Consulting Agreement with La-Sal Capital, Inc., dated April 16,
               2001 (3)

     10.3      Consulting Agreement with ICARA, Inc., dated April 16, 2001 (3)

     10.4 Consulting Agreement with The Goldberg Law Group, P.A., dated April 13, 2001 (3)

     16.1 Letter of Aronson, Fetridge & Weigle to the Securities and Exchange Commission, dated August 17, 2001 (2)

_________________
(1) Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2) Filed herewith
(3) Incorporated by reference to our Registration Statement on Form S-8, filed on April 24, 2001, file no. 000-23712.

     (b)  Reports on Form 8-K.

          During the quarterly period ended June 30, 2001, we filed one report on Form 8-K on April 19, 2001. The report included information regarding our acquisition of all the issued and outstanding shares of Asconi Ltd., a Republic of Moldova Corporation. The financial statements relating to the acquisition were not included in the Form 8-K filed on April 19, 2001, but were included in an amendment thereto on Form 8-K/A filed on July 31, 2001.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                             ASCONI CORPORATION



                         August 20, 2001  /s/ Constantin Jitaru
                                          --------------------------------------
                                          Constantin Jitaru, President/Chief
                                          Executive Officer



                         August 20, 2001  /s/ Anatol Sirbu
                                          --------------------------------------
                                          Anatol Sirbu, Chief Financial Officer