Form 10KSB40
period 2000-12-31
ASCONI CORP
filed 2001-10-12
CIK 847917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended ______________

                                      OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from July 1, 2000 to December 31, 2000

                                   000-23712
                             (Commission File No.)

                              ASCONI CORPORATION
                    (formerly, Grand Slam Treasures, Inc.)
                (Name of Small Business Issuer in Its Charter)


                NEVADA                                         91-1395124
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  160 International Parkway, Suite 280                            32746
         Heathrow, Florida                                      (Zip Code)
(Address of principal executive offices)


       Issuer's Telephone Number, including area code:   (407) 833-8000

                 Securities registered under Section 12(b) of
                     the Securities Exchange Act of 1934:

                                     None

                 Securities registered under Section 12(g) of
                     the Securities Exchange Act of 1934:

                    Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the six month transition period ended December 31, 2000:
$43,948.

As of October 5, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant's common stock as reported on the OTC Bulletin Board was $10,760,367.

As of October 5, 2001, there were 14,586,689 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

Documents incorporated by reference:  None.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I
                                     ------

ITEM 1.    DESCRIPTION OF BUSINESS.........................................   3
ITEM 2.    DESCRIPTION OF PROPERTY.........................................   5
ITEM 3.    LEGAL PROCEEDINGS...............................................   5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   6


                                    PART II
                                    -------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   6
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   7
ITEM 7.    FINANCIAL STATEMENTS............................................   8
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................   8


                                    PART III
                                    --------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............   9
ITEM 10.   EXECUTIVE COMPENSATION..........................................   9
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   9
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   9


                                    PART IV
                                    -------

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................   9

Introductory Comment

          Throughout this transition report on Form 10-KSB, the terms "we," "us," "our" and "our company" refer to Asconi Corporation (formerly known as Grand Slam Treasures, Inc.), a Nevada corporation.

          On April 12, 2001, we acquired, through a wholly-owned subsidiary, all of the outstanding stock of a Republic of Moldova company in a share-exchange transaction. The name of the Moldovan company was Asconi Ltd and it is a producer and distributor of wine. In connection with the share-exchange transaction, we changed our name from Grand Slam Treasures, Inc. to Asconi Corporation, we reverse split our capital stock 100 to 1, and the two individuals who were serving as our only officers and directors resigned on April 12, 2001. The two shareholders of the acquired entity, Asconi Ltd., were elected as our only directors on and as of April 12, 2001, and were appointed as our current officers sometime thereafter. On June 29, 2001, our board of directors decided to change our fiscal year-end from June 30th to December 31st, which required us to file this transition report on Form 10-KSB for the transition period from July 1, 2000 to December 31, 2000.

          The information in this transition report reflects events that occurred between July 1, 2000 and December 31, 2000. The current officers and directors who signed this report on our behalf have no knowledge of any events that occurred during the transition period from July 1, 2000 to December 31, 2000. The individuals who were our officers and directors during the transition period from July 1, 2000 to December 31, 2000 resigned after December 31, 2000 but prior to the filing of this transition report. These former officers and directors, as well as our former legal counsel and auditors, were contacted by our current officers, legal counsel and auditors in an attempt to obtain old records and files and any information regarding the events that occurred during the transition period from July 1, 2000 to December 31, 2000. We were unable to obtain reliable records or information from these individuals and firms which would enable us to appropriately and adequately disclose the information required by this transition report.

          Since our current officers, directors, legal counsel and auditors had no knowledge of the events that occurred during the transition period, and our former officers, directors, legal counsel and auditors were unable or unwilling to disclose material information to us regarding events that occurred during the transition period, in certain Items we have included information is this transition report from our annual report for fiscal year ended June 30, 2000, quarterly report for the quarter ended September 30, 2000, and quarterly report for the quarterly period ended December 31, 2000. However, these reports were prepared on our behalf by our former officer, directors, legal counsel and auditors and our current officers and directors could not verify the accuracy of the information disclosed in these reports. No additional material information other than that contained in the previous three reports discussed above has been incorporated into this transition report for the transition period from July 1, 2000 to December 31, 2000. We have noted in the appropriate Items in this report where we were unable to disclose information required by this transition report on Form 10-KSB due to the lack of reliable records or information from our former officers, directors, legal counsel and auditors.

          Because the current officers and directors could not verify the accuracy of the information contained in the previous annual and quarterly reports filed by us, nor could they obtain reliable records or information from the former officers, directors, legal counsel or auditors on events that occurred in the transition period from July 1, 2000 to December 31, 2000, we can not and do not, nor do the individuals who signed this report on our behalf, make any representation or give any opinion as to the accuracy of the information disclosed in this transition report for the transition period from July 1, 2000 to December 31, 2000.

Forward-Looking Statements

          This report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this prospectus are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

          The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," " plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

          Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this prospectus.

          . the timing, impact and other uncertainties related to pending and future acquisitions by us;

          .       the impact of new technologies;

          . changes in laws or rules or regulations of governmental agencies, governing the Internet;

          . changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations; and

          . interest rate fluctuations and other capital market conditions.

          These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this report are made only as of the date of this report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

General

          We are engaged in the purchase and marketing of sports memorabilia and recovered sunken treasure. In addition, we are developing various entertainment properties within the United States. Our operations are located in Eagle, Idaho.

History and Development

          Our history begins with the formation of Northwest Parks LLC ("NWP") on March 28, 1996 in the State of Idaho. On March 28, 1996, NWP acquired a 16.67% interest in BW Partners LLC (BWP) and certain other assets and rights valued at $48,014, based upon the amounts recorded by BWP from a member in exchange for a 25% interest in NWP. The company from whom the BWP interest was acquired is a corporation in which a managing member of NWP held a 20% interest at the time of the acquisition. On January 8, 1998, NWP acquired the remaining 83.33% interest in BWP in exchange for an 8.75% interest in NWP.

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

          NWP participated in the formation of Crossroads Convenience Center LLC ("CCC") on June 18, 1998. Based upon the operating agreement, we owned a 10% interest in CCC, after transferring a 15% interest in CCC to an individual who is a minority member in the company in partial satisfaction of interest accrued on a note that was owed to the individual by NWP. NWP's interest in CCC was acquired in exchange for 1.5 acres of property acquired from SWH and certain development costs incurred on CCC's behalf.

          At June 30, 2000, we owned a 40.75% interest in the Crossroads Convenience Center LLC (CCC) which is located on "The Idaho Center" property in Canyon County, Idaho. Our 10% ownership interest at June 30, 1999 was increased by 30.75% to 40.75% during fiscal year 2000 in exchange for an equity interest in NWP, which was subsequently exchanged for 11,090 shares of our common stock.

          Prior to fiscal year 2000, CCC had been developing the construction of an automobile service center and convenience store and had no significant operations. We served as the construction manager for the center for which we received fees of approximately $181,000 and $165,000 for the fiscal years ended June 30, 2000 and 1999, respectively. The service center and convenience store commenced operations in August 1999.

          In January 1999, NWP, along with its two managing members, formed Magic Valley Parks LLC (MVP), with NWP acquiring a 98% ownership interest. In April 1999, NWP sold a 4.25% interest in MVP to two members of NWP for $145,000. On December 16, 1999, this 4.25% minority interest in MVP was exchanged for interests totaling 1.45% of NWP, at which time MVP terminated operations.

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

          On June 24, 2000, Parks changed its name to Grand Slam Treasures, Inc.

Products

          Through the end of the six month interim period, we were a development stage company. During the last twelve months, our main activity has been developing and accumulating inventory to be resold through auctions and through Internet sites. We are working closely with a software developer to establish a consumer-friendly web site for the marketing and sale of products. We do not expect that an online site will be ready for consumer use any time next year.

          We intend to market products that are of historical, cultural, and artistic value. Some of the products we have acquired include:

          Recovered Sunken Treasure

          During the fiscal year ended June 30, 2000, we acquired a substantial portion of the artifacts and treasure of a Spanish galleon that sank in deep water South of the Dry Tortugas in the Florida Keys in 1622. The artifacts and treasure have both archaeological and economic value. We acquired the artifacts and treasure in exchange for shares of our common stock with the value based upon an appraisal of the treasure and negotiations between the parties. We are considering our options for maximizing the value to be realized from the treasure. We continually re-evaluate the value of the treasure and will make any adjustments we deem necessary if we determine that the originally recorded value of the treasure has been impaired.

          This recovered treasure is unique in that it was a deep-water recovery (nearly 1,500 ft.) and, as such, contains certain artifacts that are not found in other treasure recoveries.

          We would like to secure additional treasures or artifacts, either by acquisition or by acting as a sales agent for commission. To this end, during the six month interim period, management has negotiated with other treasure owners.

          Sports Memorabilia

          We acquired a sizable collection of sports memorabilia from an active collector and reseller of these products. The collection includes a wide range of articles such as jerseys, shoes and uniforms as well as approximately 50,000 sports cards.

          The sports memorabilia was acquired in exchange for our common stock and is valued at the estimated value of the inventory on the date of acquisition. The inventory is held for sale by us which is evaluating its various options for the sale of the memorabilia. We continually re-evaluate the estimated recovery value of the memorabilia and make adjustments as necessary when we determine that the value has been impaired.

          We intend to acquire additional sports collections and market them in due course.

          Regional Theme Parks

          We are actively engaged in negotiations to secure the purchase of three regional theme parks. These parks are individually owned and range in attendance from 250,000 to 300,000 visitors per year. Should we be successful in securing these properties, the impact on operating performance will be significant. We have not, however, secured financing for the purchase of these parks.

          Additionally, we are continuing to develop a site to construct a regional theme park.

Sales and Marketing

          Our marketing and sales activities are in the formation stages. We are still building relationships and forming alliances for future operations. The current employees attend trade fairs, seminars and exhibitions to keep abreast of new developments and market trends, and they have constant contact with other industry individuals who are assisting us in these early stages. Because of our limited funds and developmental stage, we have, in several instances, issued shares of our common stock to such individuals as both compensation and an incentive to assist the Company.

          We have engaged Market Management International, Inc. to develop marketing plans and materials, press releases and promotional releases. We secured these multi-year services through the issuance of shares of our common stock.

Competition

          The competition for the treasure articles is quite fragmented. Most of the outlets are local retailers located in Florida. There are various web sites that are maintained by treasure owners, but they are poorly marketed and difficult to find. From time to time, some of the auction retailers will include certain items within the items that they offer for sale.

          For theme parks, the competition is intense on a national level. However, because the parks that are targeted by us are local or regional parks, the competition is limited to the other types of entertainment, rather than any direct competition from other parks.

Employees

          As of December 31, 2001, we employed a total of two (2) persons on a full-time basis. In addition, depending on client demand, we contracted with persons on a temporary, part-time basis. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Significant Customers

          Because of our development stage, we have not developed a customer base. This is to be a significant area of the company's activities during the next fiscal year.

ITEM 2.  DESCRIPTION OF PROPERTY

          We lease approximately 2,500 square feet of office space in Eagle, Idaho for use as our corporate headquarters. The lease is a five year lease which runs from March 1, 2000, and expires on February 28, 2005. The monthly rental for the first year is $2,550 and increases by 5% for each subsequent year. The lease contains an option to us for renewal for an additional five year period under similar terms and conditions.

ITEM 3.  LEGAL PROCEEDINGS

          As of December 31, 2000, we were not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our shares of common stock are traded over-the-counter on the OTC Bulletin Board under the symbol "GRST." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

                                                                High        Low
                                                               -----------------
Transition Period Ended December 31, 2000
   Quarter Ended December 31, 2000....................          2.625       .562
   Quarter Ended September 30, 2000...................          2.750      1.000

Fiscal Year Ended June 30, 2000
   Fourth Quarter.....................................         13.250      1.750
   Third Quarter......................................         15.000     12.000
   Second Quarter(1)..................................            N/A        N/A
   First Quarter(1)...................................            N/A        N/A

------------------
(1) Prior to January 1, 2000, Trading in our common stock was limited and sporadic, and we were unable to obtain reliable quotation.

Holders

          As of October 5, 2001, there were 898 holders of record of our common stock.

Dividends

          We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings to finance our future development and growth. We may reconsider this policy from time to time in light of conditions then existing, including our earnings performance, financial condition and capital requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

          Set forth below in chronological order is information regarding the numbers of shares of common stock sold, the number of options and warrants granted and the principal amount of debt instruments issued by us from July 1, 2000 to December 31, 2000, and the consideration received by us for such shares, options, warrants and debt instruments. None of these securities was registered under the Securities Act. In our opinion, all offers and sales of our securities were exempt from registration by virtue of Section 4(2) of the Securities Act and the rules promulgated therewith. All purchasers of our securities represented their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers of our securities had adequate access to information about us and were "accredited investors," as defined in Section 501 of Regulation D promulgated under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

          On August 25, 2000, we issued 52,500 shares of our common stock valued at $68,906, based upon the quoted market price, discounted for restriction, of our common stock on that date, for payment of services. The entire amount was expensed.

          In November, 2000, we issued 492,500 shares of our common stock valued at $373,750 based upon the quoted market price, discounted for any restriction, of our common stock on the dates issued, for payment of services. The entire amount was expensed as of December 31, 2000.

          On November 17, 2000, we issued 188,000 shares of our common stock with a value of $94,000 as payment of payables owed by us for services.

          On November 20, 2000, we issued 125,000 shares to correct initial calculations of issued shares at December 17, 1999. No monetary value is attached.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          On June 29, 2001, our board of directors approved the change of our year end from a fiscal year ending on June 30th to a calendar year ending on December 31st in order to conform to standard industry practice. This change in our fiscal year end gives rise to a six month transition period from July 1, 2000 to December 31, 2000. The financial statements for the six month period ended December 31, 2000 have been audited by our independent auditors. The financial information for the six month period ended December 31, 1999 are unaudited. Furthermore, as to the reliability of any information set forth in this Item, please refer to our statements in the Introductory Comment section on page 1 and the Report of our Independent Auditor on page F-2 of this transition report.

          Six Month Period Ended December 31, 2000 Compared to Six Month Period Ended December 31, 1999.

          Revenues increased $43,948 or 100% to $43,948 for the six months ended December 31, 2000 from $0 for the six months ended December 31, 1999. This increase was attributed to gain on sale of assets. Our primary activity was the acquisition, consolidation, and development of product for sale.

          Research and marketing expenses remained unchanged at $0 for the six months ended December 31, 2000, as compared to $0 for the six months ended December 31, 1999.

          General and administrative expenses decreased by $28,210 or 10.68% to $235,952 for the six months ended December 31, 2000 from $264,162 for the six months ended December 31, 1999.

          As a result of the foregoing, our net loss after expenses and before other items decreased by $47,998 or 18.15% to $216,454 for the six months ended December 31, 2000 from $264,452 for the six months ended December 31, 1999.

          Losses due to impairment of our treasure and sports memorabilia, prepayment of contract costs, abandoned intellectual properties and abandoned capitalized marketing costs amounted to $6,092,798 for the six months ended December 31, 2000, which is a 100% increase as compared to the losses for these items for the six months ended December 31, 1999, which was estimated at $0.

          As a result of the foregoing, our net loss increased by $6,044,800 or 2,285% to $6,309,252 for the six months ended December 31, 2000 from $264,452 for the six months ended December 31, 1999.

          Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

          Revenues for the fiscal year ended June 30, 2000, decreased by $426,563 or 99.1% to $3,376 from $429,939 for the fiscal year ended June 30, 1999. This decrease was due to one time property transactions that occurred in the prior fiscal year.

          During both fiscal years we were a development stage company with no sales.

          Research and marketing expenses for the fiscal year ended June 30, 2000 increased $2,124,936 or 100% from $0 for the fiscal year ended June 30, 1999. This increase was due to expenses incurred regarding the acquisition of Wincanton Corporation. These expenses are primarily comprised of public relations expenses, market research and materials expenses, and investor relations expenses.

          General and administrative expenses for the fiscal year ended June 30, 2000 increased $773,744 or 434% to $952,017 from $178,273 for the fiscal year ended June 30, 1999. This increase resulted from the expanded activities of the development and acquisition of products and includes large increases in costs for legal, travel and professional services.

          Interest expense decreased by $103,595 or 97.4% to $3,680 for the fiscal year ended June 30, 2000 from $107,275 for the fiscal year ended June 30, 1999. This decrease was a direct result of land sales in the prior year.

Liquidity and Capital Resources

          For the past months, we have funded our operating losses and capital requirements through the issuance or sale of stock and loans from our shareholders. For the six months ended December 31, 2000, we had a cash balance of $597 and a working capital deficit of $132,446. This compares with cash of $4,504 and a working capital deficit of $261,625 for the six months ended December 31, 1999.

          Net cash used in operating activities decreased by $307,182 or 99.1% to $2,762 for the six months ended December 31, 2000 from $309,944 for the six months ended December 31, 1999.

          Net cash used in investing activities for the six months ended December 31, 2000 decreased by $218,825 or 98.9% to $2,323 for the six months ended December 31, 2000 from $221,148 for the six months ended December 31, 1999. This change was due primarily to the payments of development costs, and the purchase of equipment, land options, and investment in subsidiary in the prior year that were negligible in the current year.

          Net cash provided by financing activities decreased by $30,034 or 90.9% to $3,000 for the six months ended December 31, 2000 from $33,034 for the six months ended December 31, 1999.

          We have experienced significant operating losses throughout our history, and the continued development of our business will require substantial funds. Therefore, our ability to survive is dependent upon our ability to raise capital through the issuance of stock or the borrowing of additional funds. Without the success of one of these options, we will not have sufficient cash to satisfy its working capital and investment requirements for the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

          Our financial statements are set forth on pages F-1 through F-17 of this transition report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          We are unable to provide the information called for by this Item as explained in our Introductory Comment on page 1 of this transition report. The most recent information available for this Item is set forth under the same Item number in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 which was filed with the SEC on October 13, 2000.

ITEM 10.  EXECUTIVE COMPENSATION

          We are unable to provide the information called for by this Item as explained in our Introductory Comment on page 1 of this transition report. The most recent information available for this Item is set forth under the same Item number in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 which was filed with the SEC on October 13, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          We are unable to provide the information called for by this Item as explained in our Introductory Comment on page 1 of this transition report. The most recent information available for this Item is set forth under the same Item number in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 which was filed with the SEC on October 13, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          We are unable to provide the information called for by this Item as explained in our Introductory Comment on page 1 of this transition report. The most recent information available for this Item is set forth under the same Item number in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 which was filed with the SEC on October 13, 2000.

                                    PART IV
                                    -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          Exhibit    Description
          -------    -----------

            2.1* Articles of Merger of Parks America! Inc. (Washington Parent) into Parks America! Inc. (Nevada Subsidiary)

            3.1*     Articles of Incorporation - Parks America! Inc.

            3.2*     Restated Articles of Incorporation

            3.3*     Bylaws

           10.1*     Office Lease in Eagle, Idaho
_________________________
* Incorporated by reference and filed as an exhibit to our Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 13, 2000.

(b)       Reports on Form 8-K:

          None

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASCONI CORPORATION



Date:   October 12, 2001         BY:  __________________________________________
                                      Constantin Jitaru, Chief Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   October 12, 2001         BY:  __________________________________________
                                      Constantin Jitaru, President, Chief
                                      Executive Officer and Director



                                 BY:  __________________________________________
                                      Anatol Sirbu, Secretary and Director

                         INDEX TO FINANCIAL STATEMENTS

                          GRAND SLAM TREASURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                               TABLE OF CONTENTS

                                                              Page
                                                              ----



     Independent Auditor's Report........................          F-2

     Audited Financial Statements
       Balance Sheet.....................................          F-3

     Statement Of Loss For The
       Six Months Ended December 31, 2000,
       The Year Ended June 30, 2000 And
       For The Period March 28, 1996
       (Inception) To December 31, 2000..................          F-4

     Statement Of Shareholders' Equity For
       The Six Months Ended December 31, 2000
       And The Year Ended June 30, 2000..................          F-5

     Statement Of Cash Flows For The Six Months
       Ended December 31, 2000, The Year Ended
       June 30, 2000 And For The Period
       March 28, 1996 (Inception) To December 31, 2000...   F-6 -- F-7

     Notes To Financial Statements.......................  F-8 -- F-17


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Grand Slam Treasures, Inc.

We were engaged to audit the accompanying balance sheet of Grand Slam Treasures, Inc., a development stage company, as of December 31, 2000, and the related statement of loss and shareholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of Grand Slam's management. The Company's financial statements as of and for the year ended June 30, 2000 and for March 28,1996 (date of inception) through June 30, 2000 were audited by other auditors whose report, September 29, 2000, expressed an unqualified opinion on those statements. The financial statements for the period March 28, 1996 (date of inception) through June 30, 2000 reflect total revenues and net loss of $434,501 and $4,064,063, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

The sports memorabilia was not available for examination and had not been appraised, the ship's treasure has not been appraised since 1991 and the company does not have the records to evaluate the negative investment in an affiliate. In addition, we were unable to obtain written representation from management of the Company as required by generally accepted auditing standards. In the accompanying financial balance sheet as of December 31, 2000 the sports memorabilia, the treasure, and negative investment in affiliate were stated at $225,000, $2,984,250 and ($215.764), respectively. The Company's records do not permit the application of other auditing procedures to determine the value of the sports memorabilia, the treasure or negative investment in affiliate.

Because of the significance of the matters discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.



                                 Thomas Leger & Co., L.L.P.


Houston, Texas
September 30, 2001

                          GRAND SLAM TREASURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                    ASSETS

Current assets
  Cash                                                        $        597
  Inventory-sports memorabilia                                     225,000
  Reserve for inventory valuation                                 (225,000)
                                                              ------------
  Total Current Assets                                                 597
                                                              ------------
Property, plant and equipment
  Property, plant and equipment                                     83,870
  Accumulated depreciation                                         (44,026)
                                                              ------------
  Total Property, Plant and Equipment                               39,844
                                                              ------------

Other assets
  Treasure                                                       2,984,250
  Reserve for asset valuation                                   (2,784,250)
                                                              ------------
  Total Other Assets                                               200,000
                                                              ------------
    Total Assets                                              $    240,440
                                                              ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable - trade                                    $     58,297
  Payable to related parties                                        74,746
                                                              ------------
  Total Current Liabilities                                        133,043
                                                              ------------
Investment in affiliates                                           215,763
                                                              ------------

Shareholders' Equity
  Common stock - par value $.0001 per  share                            17
  Additional paid-in capital                                    10,264,932
  Deficit accumulated during development stage                 (10,373,315)
                                                              ------------
  Total Shareholders' Equity                                      (108,366)
                                                              ------------
    Total Liabilities and Shareholders' Equity                $    240,440
                                                              ============


                See accompanying summary of accounting policies
                      and notes to financial statements.

                          GRAND SLAM TREASURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF LOSS
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 2000,
                THE YEAR ENDED JUNE 30, 2000 AND FOR THE PERIOD
                MARCH 28, 1996 (INCEPTION) TO DECEMBER 31, 2000



                                                                                           Cumulative
                                                                                              From
                                                            Six Months Ended              Inception to
                                                               December 31,    June 30,    December 31,
                                                                  2000           2000         2000
                                                             ---------------  ----------   -----------
Revenue
  Gain on sale of assets                                        $   43,948   $         -   $   423,805
                                                                         -
  Gain on transfer of interest in equity investee                        -             -        50,082
  Miscellaneous                                                          -         3,376         4,562
                                                                ----------    ----------   -----------
  Total Sales Revenue                                               43,948         3,376       478,449
                                                                ----------    ----------   -----------

Expenses
  Research and marketing                                                 -     2,124,936     2,124,936
  Administrative expenses                                          235,952       952,017     1,907,218
  Bad debt expense                                                  24,450             -        24,450
  Interest                                                               -         3,680       485,646
                                                                ----------    ----------   -----------
  Loss on sale of land                                                   -             -       117,265
                                                                ----------    ----------   -----------

  Total Expenses                                                   260,402     3,080,633     4,659,515
                                                                ----------    ----------   -----------

  Net Loss Before Other Items                                      216,454     3,077,257     4,181,066
                                                                ----------    ----------   -----------

Other Items
  Impairment of treasure                                         2,784,250             -     2,784,250
  Impairment of sports memorabilia                                 225,000             -       225,000
  Prepaid contract cost                                          2,432,500             -     2,432,500
  Abandoned intellectual properties                                523,555             -       523,555
  Abandoned capitalized marketing cost                             127,493             -       127,493
  Interest in loss of equity investees                                   -        62,465        99,451
                                                                ----------    ----------   -----------
  Total Other Items                                              6,092,798        62,465     6,192,249
                                                                ----------    ----------   -----------

Net Loss                                                        $6,309,252    $3,139,722   $10,373,315
                                                                ==========    ==========   ===========

Basic Loss Per Share of Common Stock                            $    35.52    $    20.16
                                                                ==========    ==========

Basic Weighted Average Shares                                      177,618       155,725
                                                                ==========    ==========

               See accompanying summary of accounting policies
                      and notes to financial statements

                          GRAND SLAM TREASURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND
                         THE YEAR ENDED JUNE 30, 2000

                                                                                              Deficit
                                                                                            Accumulated
                                       Common Stock         Additional                         During
                                   ---------------------      Paid-In       Contributed      Development       Shareholders'
                                    Shares        Amount      Capital         Capital           Stage            Equity
                                   -------        ------   -----------      -----------     -------------     -------------
Member's equity, June 30, 1998            -        $  -     $         -      $   961,416     $ (1,068,732)      $  (107,316)
Members' contributions in cash            -           -               -           18,000                -            18,000
Net income for the year ended
 June 30, 1999                            -           -               -                -          144,391           144,391
                                    -------         ---     -----------      -----------     ------------       -----------

Members' equity June 30, 1999             -           -               -          979,416         (924,341)           55,075
Members' contribution in cash             -           -               -          112,717                -           112,717
Exchange of capital for a
 30.75% interest in equity                -           -               -                -                -                 -
   investee (Crossroads
   Convenience Center LLC)                -           -               -           50,000                -            50,000
Exchange of capital for a
 4.25% minority interest in               -           -               -                -                -                 -
   equity investee
   (Magic Valley Parks LLC)                                                      145,000                -           145,000
Exchange of members'
 equity for common stock            151,133          15       1,287,118       (1,287,133)               -                 -
Shares issued for sports
 memorabilia inventory                  530           -         225,000                -                -           225,000
Shares issued for treasure            8,650           1       2,984,249                -                -         2,984,250
Shares issued for $100,000
 cash and intellectual                    -           -               -                -                -                 -
   property rights                    5,521           1       1,904,644                -                -         1,904,645
Shares issued for services            2,178           -         739,765                -                -           739,765
Shares issued for consulting          7,500           1       2,587,499                -                -         2,587,500
Net loss for the year
 ended June 30, 2000                      -           -               -                -       (3,139,722)       (3,139,722)
                                    -------         ---     -----------      -----------     ------------       -----------

Shareholders' Equity June 30,
 2000                               175,511          18       9,728,275                -       (4,064,063)        5,664,230

Shares issued for services              525           -          68,906                -                -            68,906
Shares issued for services            4,925           -         373,750                -                -           373,750
Shares issued for discharge of debt   1,880           -          94,000                -                -            94,000
Adjustment                           (8,750)         (1)              1                -                -                 -
Net loss for the six
 months ended December 31, 2000           -           -               -                -       (6,309,252)       (6,309,252)
                                    -------         ---     -----------      -----------     ------------       -----------

Shareholders' Equity
 December 31, 2000                  174,091         $17     $10,264,932      $         -     $(10,373,315)      $  (108,366)
                                    =======         ===     ===========      ===========     ============       ===========

                See accompanying summary of accounting policies
                      and notes to financial statements

                           GRAND SLAM TREASURE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2000, THE YEAR ENDED
JUNE 30, 2000 AND FOR THE PERIOD MARCH 28, 1996 (INCEPTION) TO DECEMBER 31, 2000


                                                                                                            Cumulative
                                                                       Six Month Ended                    From Inception
                                                                         December 31,       June 30,      to December 31,
                                                                            2000              2000             2000
                                                                       ---------------      --------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(6,309,252)     $(3,139,722)     $(10,373,315)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization expense                                      7,608           24,391            78,229
   Common stock issued for services                                         442,656        2,504,132         2,946,788
   Common stock issued for discharge of debt                                 94,000                -            94,000
   Reserve for asset impairment                                           3,009,250                -         3,009,250
   Gain on sale of land, net                                                      -                -          (262,592)
   Loss on sale of property and equipment                                         -            6,712             6,712
   Building transferred in settlement of an operating lease                       -                -            92,250
   Write-off of abandoned development cost                                        -           36,941            64,158
   Abandoned land options                                                         -           91,000            91,000
   Interest in loss of equity investee                                            -           62,465            99,451
   Rent cancellation upon acquistion of LLC and joint venture interest            -                -            50,526
   Gain on sale of interest in equity investee                                    -                -           (50,082)
   (Increase) decrease in accounts receivable                                24,450                -            24,450
   (increase) decrease in prepaid expense and other current assets        2,070,000                -         2,070,000
   (Increase) decrease in other assets                                      651,048                -           651,048
   Increase (decrease) accounts payable, accrued expenses, etc.             (14,238)          55,313           130,339
   Increase (decrease) in accrued interest                                        -          (79,683)          110,750
   Increase (decrease) other liabilities                                     21,716                -            21,716
                                                                        -----------      -----------      ------------

   Net Cash Used In Operating Activities                                     (2,762)        (438,451)       (1,145,322)
                                                                        -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to equity investee                                                        -          (24,450)          (24,450)
   Purchase of land and building                                                  -                -        (1,011,216)
   Purchase of property and equipment                                        (2,323)         (23,275)          (97,934)
   Increase in deposits, net                                                      -          (12,150)          (35,170)
   Payment for capitalized project development costs                              -           (7,841)         (109,721)
   Loans to members                                                               -          (56,396)         (287,542)
   Repayment of members' loans                                                    -           86,996           287,542
   Payment from equity investee for construction fee                              -          180,993           180,993
   Proceeds from sale of land                                                     -                -         1,391,935
   Proceeds from sale of property &  equipment                                    -            5,243             5,243
   Purchase of other assets                                                       -                -              (245)
   Payment of land options                                                        -          (34,000)          (91,000)
                                                                        -----------      -----------      ------------
   Net Cash (Used In) Provided By Investing Activities                       (2,323)         115,120           208,435
                                                                        -----------      -----------      ------------

                See accompanying summary of accounting policies
                       and notes to financial statements

                           GRAND SLAM TREASURE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED DECEMBER 31, 2000, THE YEAR ENDED
JUNE 30, 2000 AND FOR THE PERIOD MARCH 28, 1996 (INCEPTION) TO DECEMBER 31, 2000


                                                                                                             Cumulative
                                                                        Six Month Ended                    From Inception
                                                                          December 31,       June 30,      to December 31,
                                                                             2000              2000             2000
                                                                        ---------------      --------      ---------------
CASH  FLOWS FROM FINANCING ACTIVITIES
   Loans from members and related parties                                         -           53,030           682,239
   Proceeds from sale of common stock                                             -          100,000           100,000
   Contribution to members' equity                                                -          112,717           609,858
   Investment in affiliates                                                   3,000                -             3,000
   Proceeds from equity investee                                                  -                -            26,596
   Proceeds from minority interest investment                                     -                -           145,000
   Repayment of loans from member and related parties                             -                -          (629,209)
   Proceeds from notes payable                                                    -                -           350,000
   Repayment of notes payable                                                     -                -          (350,000)
                                                                           --------         --------        ----------
   Net Cash Provided By Financing Activities                                  3,000          265,747           937,484
                                                                           --------         --------        ----------
   NET INCREASE (DECREASE) IN CASH                                           (2,085)         (57,584)              597
   CASH - BEGINNING OF PERIOD                                                 2,682           60,266                 -
                                                                           --------         --------        ----------
   CASH - ENDING OF PERIOD                                                 $    597         $  2,682        $      597
                                                                           --------         --------        ----------
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
   Income tax                                                                     -                -
   Interest                                                                $      -         $ 83,363        $  377,896
                                                                           --------         --------        ----------
Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Capital contributions
     1,885,750 shares of common stock issueed for
       services, invnetory and treasure                                           -                -         6,536,515
     522,071 shares of common stock issued for $100,000
       cash and intellectual property rights                                      -                -         1,904,645
     Exchange of capital for a 30.75% interest in equity investee                 -                -            50,000
     Exchange of capital for a 4.25% minority interest in equity investee         -                -           145,000
     Land                                                                         -                -           300,000
    16.67% interest in limited liability company                                  -                -            36,986
    Capital development costs by members of LLC, included
       as part of fair value of LLC                                               -                -            48,014
    83.33% interest in an LLC and a 25% interest in a joint venture in which the LLC was a 75% joint venturer for 12.25 interest
       in the Company                                                             -                -            97,275
    Interest due to a member exchanged for a 15% interest
       in the equity investee                                                     -                -          (110,750)
    Exchange of land for a 25% interest in an equity investee                     -                -            67,958
     492,500 Shares issued for services                                     442,656                -           442,656
     188,000 Shares issued for discharge of debt                             94,000                -            94,000

                See accompanying summary of accounting policies
                       and notes to financial statements

                           Grand Slam Treasure, Inc
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)


NOTE 1 - BASIS FOR PRESENTATION

On April 5, 2001 the Company instituted a "reverse stock split" whereby each shareholder received one share of common stock for every 100 shares held as of that date. The issued and outstanding shares at December 31, 2000 were reduced form 17,409,088 common shares to 174,091 common shares. The par value of the common stock was not changed. All references to common stock, common outstanding, and per share amounts in these financial statements have been restated to retroactively reflect the decrease in the shares outstanding.

NOTE 2 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On June 24, 2000, Parks changed its name to Grand Slam Treasures, Inc.

On April 12, 2001 the Company concluded an acquisition agreement with Asconi Corporation. The finalization of the transaction is expected to be completed in May. To conclude the agreement the Company instituted a reverse stock split of 1:100 effective April 5, 2001. The Company also changed its name too Asconi Corporation.

                           Grand Slam Treasure, Inc
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)

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

     B) Use of accounting estimates

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

     (C) Cash and cash equivalents

For purposes of financial statement presentation, the Company considers all highly liquid debt instruments with initial maturities of ninety days or less to be cash equivalents. From time to time, the Company maintains cash balances, which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

     (D) Inventory of sports memorabilia

The sports memorabilia was acquired in exchange for stock in the Company (Note
8) and is valued at the estimated value of the inventory on the date of acquisition. Because the memorabilia was not available for a current appraisal, the entire value of the memorabilia has been impaired and an impairment reserve setup.

     (E) Property and equipment

Property and equipment are recorded at original cost to the Company and are depreciated over the estimated useful lives using the straight-line method.

     (F) Financial instruments

The fair value of all financial instruments included in these financial statements is estimated by management to approximate their recorded carrying amounts.

     (G) Income taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets and liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

     (H) Operating segments

The Company has been in a development stage since its inception and considers itself to operate in only one business segment.

                           Grand Slam Treasure, Inc
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)

     (I) Capitalized project development costs

The Company has capitalized and deferred direct costs incurred for feasibility, market and site studies, promotional materials and preliminary site development costs including design, engineering and architectural drawings related to specific projects. When it is determined that a project is not suitable or the project is abandoned, the capitalized development costs are charged to expense. During the six months ended December 31, 2000 and the year ended June 30, 2000, costs totaling $93,323 and $27,217 respectively, were written-off. All costs were written off as of December 31, 2000.

     (J) Intangible assets

Intangible assets consist primarily of intellectual property rights, including copyrighted concepts, and goodwill acquired in the Company's acquisition of Parks America, Inc. All intangibles were written off as of December 31, 2000.

     (K) Loss per share of common stock

The basic net loss per share of common stock is computed by dividing the loss available to common shareholders by the weighted average number of shares of common stock outstanding during the six months ended December 30, 2000 and the year ended June 30, 2000. Diluted loss per share is the same as the basic loss per share.

     (L) Investment in treasure

During the year ended June 30, 2000, the Company acquired a substantial portion of the artifacts and treasure of a Spanish galleon that sank in deep water south of the Dry Trotugas in the Florida Keys in 1622. The artifacts and treasure have both archeological and economic value. The Company acquired the treasure in exchange for common stock of the Company (Note 9) with the value based upon an appraisal of the treasure and negotiations between the parties.

A current appraisal has not been obtained for the treasure. The value of the treasure has been impaired and an impairment reserve set up to reduce the value to management's estimated value if the treasure was sold outright.

NOTE 3 - LAND OPTIONS

On April 2, 1998, the Company acquired an option for $50,000 to purchase 68 acres of land in Canyon County, Idaho. Under the terms of the option, the Company had the right to purchase the land for $2,400,000 million during the one-year period expiring April 2, 1999. The option was extended for a one-year period with a purchase price of $2,640,000 million by payment of an additional $50,000, payable $3,000 per month for six months, $4,000 per month for five months and $12,000 as a balloon payment in April 2000. The agreement provided for an additional one-year extension period for $50,000, payable monthly, with the option price increased to $2,900,000 million.

The amounts paid for the option and all extensions were non-refundable and were to be applied against the purchase price upon settlement.

On April 20, 2000, prior to the balloon payment, the Company entered into a settlement agreement whereby the Company was released from any and all remaining obligations under the option.

As a result, all amounts that had previously been paid under the option along with the related capitalized project development costs (Note 2) were charged to general and administrative expense during the year ended June 30, 2000.

In September 1998, the Company acquired an option to purchase 32 acres of land in Burley, Idaho, at a purchase price of $1,500,000 million for $1,000. The option expired in May 1999. In August 1999, the Company obtained

                           Grand Slam Treasure, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)

an extension of the option period to May 30, 2000 for an additional $1,000. The amounts paid for the option and all extensions were non-refundable and were to be applied against the purchase price upon settlement. During the year ended June 30, 2000, the Company abandoned the project to which the land option was related. Consequently, all amounts that had previously been paid under the option along with the related capitalized project development costs (Note 2) were charged to general and administrative expense during the year ended June 30, 2000.

NOTE 4 - LOANS PAYABLE - RELATED PARTIES

The principal stockholders and members of the Company, who are also officers of the Company, and a company owned by them have advanced funds to or on the behalf of the Company in the form of either direct cash advances or payments of expenses. These advances have no specific repayment terms, though they are expected to be paid as funds become available. The balance due to the stockholders and the related company was $74,746 and $53,030 as of December 31, 2000 and June 30, 2000, respectively.

NOTE 5 - INVESTMENT IN AFFILIATE

At June 30, 2000, the Company owns a 40.75% interest in the Crossroads Convenience Center LLC (CCC), which is located on "The Idaho Center" property in Canyon County, Idaho. The Company's original interest in CCC was 25%. In April 1999, the Company transferred a 15% interest in CCC to a member of the Company in partial payment of interest accrued on a previously paid note payable. The amount of accrued interest considered paid by the transfer was $110,750 and the apportioned basis of the interest in CCC was $60,668, resulting in a gain on the transfer to the Company of $50,082.

The Company's 10% ownership interest at June 30, 1999 was increased by 30.75% to 40.75% during 2000 in exchange for an equity interest in NWP, which was subsequently exchanged for 11,090 shares of the Company's common stock.

Prior to fiscal year 2000, CCC had been developing and constructing an automobile service center and convenience store and had no significant operations. The Company served as the construction manager for the center for which it received fees of approximately $181,000 for the year ended June 30, 2000. The service center and convenience store commenced operations in August 1999. The Company did not receive any fees for the six months ended December 31, 2000. The Company's investment in CCC has been reduced by construction management fees paid by CCC to the Company, which, along with the Company's share of CCC's losses, resulted in a deficit in the Company's investment in CCC at June 30, 2000 of $212,764.

The Company lacks access to the records of CCC and therefore cannot evaluate the appropriateness of the negative investment nor can it determine the Company's share of the investment's income or loss as of December 31, 2000.

NOTE 6 - LEASES

The Company is obligated, as lessee, under a noncancellable-operating lease effective, March 1, 2000 for office space in Eagle, Idaho, which expires in February 2005. The lease provides for fixed minimum annual rent increases of 5% each lease year which are considered to be part of the total minimum lease amount and are recognized as rent expense over the term of the lease on a pro rata basis. The lease contains an option for renewal for an additional term of five years at a rental rate that increases 5% each year over the previous year's rent. As of December 31, 2000, the Company has abandoned this lease.

The Company is also obligated, as lessee, under noncancellable operating leases for two vehicles, which expire in November 2000 and November 2001. These leases are in the names of the two principal executive officers of the Company acting as nominee for the Company. As of December 31, 2000, the Company has abandoned these leases. Rent expense for the six months ended December 31, 2000 and the year ended June 30, 2000 was $8,817 and $8,453, respectively.

                          Grand Slam Treasure, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2001
                                  (continued)

NOTE 7 - INCOME TAXES

The benefit for income taxes for the six months ended December 31, 2000 and for the year ended June 30, 2000 varies from the amount which would have been computed using statutory rates as follows:


                                               Six Months
                                                 Ended
                                              December 31,     June 30,
                                                  2000           2000
                                              ------------   -----------

     Loss before income taxes                  $ 6,309,252   $ 3,139,722
                                               ===========   ===========

     Federal income tax benefit
          at the maximum statutory rate        $ 2,145,145   $ 1,067,500

     State income benefit,
          net of Federal tax effect                333,638       165,800

     Income tax attributable to the
          period the Company was a limited
          liability company                              -      (103,900)

     Valuation allowance                        (2,478,783)   (1,129,400)
                                               -----------   -----------

     Benefit for income taxes                  $         -   $         -
                                               -----------   -----------

For income tax purposes, the Company has a net operating loss carryforward of approximately $2,875,000 at June 30, 2000, that, subject to applicable limitations, may be applied against future taxable income. If not utilized, the operating loss carryforward will start expiring on June 30, 2020.

NOTE 8 - MEMBER INTERESTS

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

NOTE 9 - COMMON STOCK

The Company has authorized 100,000,000 share of common stock with 17,409,156 issued before the 100 to 1 reverse stock split which was effective as of April 5, 2000. After the reverse stock split, 174,091 common shares were outstanding.

                           Grand Slam Treasure, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)

Effective December 17, 1999, the members of NWP exchanged 100% of their member interests for 80% of the outstanding common stock of Parks. The exchange was recorded in a manner similar to a pooling of interests with NWP being the surviving entity as a corporation. The members of NWP acquired 12,000,000 shares of Parks in the exchange and 3,000,000 shares of Parks were issued to other parties for services in connection with the exchange. The Company recorded the shares issued for services at par value. At the time of the exchange there were 113,267 shares of Parks outstanding.

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

During April and May 2000, the Company settled certain outstanding obligations by the issue of 217,750 shares of its common stock to the vendors. The transactions were valued at the average quoted price of the Company's stock during the period of the issuance, which totaled $739,765.

On May 11, 2000, the Company issued 750,000 shares of its common stock valued at $2,587,500, based upon the quoted market price of the Company's stock on that date, for a consulting service contract covering the period April 20, 2000 to June 30, 2001.

Of the value recorded, the amount of $517,500 was expensed as marketing and research and $2,070,000 is reported as prepaid expense at June 30, 2000. The prepaid amount was written off at December 31, 2000.

On August 25, 2000 the Company issued 52,500 shares of its common stock valued at $68,906, based upon the quoted market price, discounted for restriction, of the Company's stock on that date, for payment of services. The entire amount was expensed.

In November, 2000 the Company issued 492,500 shares of its common stock valued at $373,750 based upon the quoted market price, discounted for any restriction, of the Company's stock on the dates issued, for payment of services. The entire amount was expensed as of December 31, 2000.

On November 17, 2000, the Company issued 188,000 shares of common stock with a value of $94,000 as payment of payables owed by the Company for services.

On November 20, 2000 the Company issued 125,000 shares to correct initial calculations of issued shares at December 17, 1999. No monetary value is attached.

On December 30, 2000, the Company rescinded 1,000,000 restricted shares to correct the issuance of excess shares on December 17, 1999. No monetary value was attached.

                           Grand Slam Treasure, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)

Note 10 - SUBSEQUENT EVENTS

On April 12, 2001, the Company concluded an acquisition agreement with Asconi Corporation, whereby the companies merged under the terms of the agreement and changed its name to Asconi Corporation. As a result of the merger approximately 12,600,000 shares of common stock will be issued to the shareholders of Asconi.

                           Grand Slam Treasure, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2000
                                  (continued)