Form 10KSB40/A
period 2000-12-31
ASCONI CORP
filed 2001-10-15
CIK 847917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment # 1 TO

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

                                EXPANATORY NOTE

This Amendment No. 1 (the "Amendment") to the Transition Report on Form 10-KSB filed on October 12, 2001 (File No. 333-23712) of ASCONI CORPORATION (the "Form 10-KSB") is being filed for the purpose of correcting and replacing the Form 10-KSB. The Form 10-KSB was prematurely filed by the registrant's printer and contains errors and ommissions which are being corrected by this Amendment.

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

          Since our current officers, directors, legal counsel and auditors had no knowledge of the events that occurred during the transition period, and our former officers, directors, legal counsel and auditors were unable or unwilling to disclose material information to us regarding events that occurred during the transition period, in certain Items we have included information is this transition report from our annual report for fiscal year ended June 30, 2000, quarterly report for the quarter ended September 30, 2000, and quarterly report for the quarterly period ended December 31, 2000. However, these reports were prepared on our behalf by our former officers, directors, legal counsel and auditors and our current officers and directors could not verify the accuracy of the information disclosed in these reports. No additional material information other than that contained in the previous three reports discussed above has been incorporated into this transition report for the transition period from July 1, 2000 to December 31, 2000. We have noted in the appropriate Items in this report where we were unable to disclose information required by this transition report on Form 10-KSB due to the lack of reliable records or information from our former officers, directors, legal counsel and auditors.

          Because the current officers and directors could not verify the accuracy of the information contained in the previous annual and quarterly reports filed by us, nor could they obtain reliable records or information from the former officers, directors, legal counsel or auditors on events that occurred in the transition period from July 1, 2000 to December 31, 2000, we cannot and do not, nor do the individuals who signed this report on our behalf, make any representation or give any opinion as to the accuracy of the information disclosed in this transition report for the transition period from July 1, 2000 to December 31, 2000.

          Due to the foregoing, we are investing all available legal remedies to protect the interests of our shareholders.

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

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

General

          As of December 31, 2000, we were engaged in the purchase and marketing of sports memorabilia and recovered sunken treasure. In addition, we were developing various entertainment properties within the United States. Our operations were located in Eagle, Idaho.

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

          On June 24, 2000, Parks changed its name to Grand Slam Treasures, Inc.

          On April 12, 2001, we acquired, through a wholly-owned subsidiary, all of the outstanding stock of a Republic of Moldova company in a share-exchange transaction. The name of the Moldovan company was Asconi, Ltd. and it is a producer and distributor of wine. In connection with the share-exchange transaction, we changed our name to Asconi Corporation, we reverse split our capital stock 100 to 1 and we ceased all operations relating to the purchase and marketing of recovered sunken treasure and sports memorabilia, and the development of entertainment properties. As of April 12, 2001, our only operations related to the production and sale of wine.

          This description of our Products, Sales and Marketing and Competition relates to information about us for the interim transition period from July 1, 2000 to December 31, 2000.

Products

          Through the end of the six month interim period, we were a development stage company. During the twelve months ended December 31, 2000, our main activity was developing and accumulating inventory to be resold through auctions and through Internet sites. We worked closely with a software developer to establish a consumer-friendly web site for the marketing and sale of products.

          Our intention was to market products that are of historical, cultural, and artistic value. Some of the products we acquired include:

          Recovered Sunken Treasure

          During the fiscal year ended June 30, 2000, we acquired a substantial portion of the artifacts and treasure of a Spanish galleon that sank in deep water South of the Dry Tortugas in the Florida Keys in 1622. The artifacts and treasure have both archaeological and economic value. We acquired the artifacts and treasure in exchange for shares of our common stock with the value based upon an appraisal of the treasure and negotiations between the parties. This recovered treasure is unique in that it was a deep-water recovery (nearly 1,500 ft.) and, as such, contained certain artifacts that are not found in other treasure recoveries. As of December 31, 2000, we were considering our options for maximizing the value to be realized from the treasure.

          We attempted to secure additional treasures or artifacts, either by acquisition or by acting as a sales agent for commission. To this end, during the six month interim period, management negotiated with other treasure owners.

          Sports Memorabilia

          Through the end of the six month interim period, we acquired a sizable collection of sports memorabilia from an active collector and reseller of these products. The collection included a wide range of articles such as jerseys, shoes and uniforms as well as approximately 50,000 sports cards.

          The sports memorabilia was acquired in exchange for our common stock and was valued at the estimated value of the inventory on the date of acquisition. As of December 31, 2000, the inventory was held for sale by us.

          Regional Theme Parks

          Through the end of the six month interim period, we were actively engaged in negotiations to secure the purchase of three regional theme parks. These parks are individually owned and range in attendance from 250,000 to 300,000 visitors per year. We were unsuccessful in securing financing for the purchase of these parks. Additionally, we were continuing to develop a site to construct a regional theme park.

Sales and Marketing

          As of December 31, 2000, our marketing and sales activities were in the formation stages. Because of our limited funds and developmental stage, in several instances we issued shares of our common stock to individuals as both compensation and an incentive to assist us in our sales and marketing efforts.

          We engaged Market Management International, Inc. to develop marketing plans and materials, press releases and promotional releases. We secured these multi-year services through the issuance of shares of our common stock.

Competition

          The competition for the treasure articles was quite fragmented. Most of the outlets were local retailers located in Florida. There were various web sites that were maintained by treasure owners, but they were poorly marketed and difficult to find. From time to time, some of the auction retailers would include certain items within the items that they offer for sale.

          For theme parks, the competition was intense on a national level. However, because the parks that were targeted by us were local or regional parks, the competition was limited to the other types of entertainment, rather than any direct competition from other parks.

Employees

          As of December 31, 2001, we employed a total of two (2) persons on a full-time basis. In addition, depending on client demand, we contracted with persons on a temporary, part-time basis. None of our employees were represented by a labor union. We believed that our relations with our employees were good.

ITEM 2.  DESCRIPTION OF PROPERTY

          As of December 31, 2000, we leased approximately 2,500 square feet of office space in Eagle, Idaho for use as our corporate headquarters. The lease is a five year lease which runs from March 1, 2000, and expires on February 28, 2005. The monthly rental for the first year is $2,550 and increases by 5% for each subsequent year. The lease contains an option to us for renewal for an additional five year period under similar terms and conditions.

ITEM 3.  LEGAL PROCEEDINGS

          As of December 31, 2000, we were not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our shares of common stock are traded over-the-counter on the OTC Bulletin Board under the symbol "ASCS." Prior to April, 2001, they were traded under the symbol "GRST." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

                                                               High        Low
                                                               -----------------
Fiscal Year Ended December 31, 2001
   Quarter Ended December 31, 2001(2)(3)..............           2.10       1.45
   Quarter Ended September 30, 2001(2)................           3.80       1.02
   Quarter Ended June 30, 2001(2) ....................          17.19       2.50
   Quarter Ended March 31, 2000.......................           .875       .109

Transition Period Ended December 31, 2000
   Quarter Ended December 31, 2000....................          2.625       .562
   Quarter Ended September 30, 2000...................          2.750      1.000

Fiscal Year Ended June 30, 2000
   Fourth Quarter.....................................         13.250      1.750
   Third Quarter......................................         15.000     12.000
   Second Quarter(1)..................................            N/A        N/A
   First Quarter(1)...................................            N/A        N/A

------------------
(1) Prior to January 1, 2000, Trading in our common stock was limited and sporadic, and we were unable to obtain reliable quotation.
(2)  Share prices reflect reverse spilt of 100 to 1 on April 5, 2001.
(3)  As of October 5, 2001.

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