Form 10KSB40/A
period 2000-12-31
ASCONI CORP
filed 2001-10-16
CIK 847917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment # 2 TO

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

                               EXPLANATORY NOTE

This Amendment No. 2 ("Amendment No. 2") to the Transition Report on Form 10-KSB filed on October 12, 2001 (File No. 000-23712) of ASCONI CORPORATION (the "Form 10-KSB") is being filed solely for the purpose of correcting the signature page filed as part of Amendment No. 1 to the Form 10-KSB on October 15, 2001 ("Amendment No. 1"). The registrant's printer erroneously omitted the conformed signatures of the signatories to Amendment No. 1 customarily inserted by the printer. Other than the insertion of conformed signatures, Amendment No. 2 does not contain any other changes to the registrant's Form 10-KSB.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASCONI CORPORATION



Date:   October 12, 2001         BY:  /s/ Constantin Jitaru
                                      ------------------------------------------
                                      Constantin Jitaru, Chief Executive Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   October 12, 2001         BY:  /s/ Constantin Jitaru
                                      ------------------------------------------
                                      Constantin Jitaru, President, Chief
                                      Executive Officer and Director



                                 BY:  /s/ Anatol Sirbu
                                      ------------------------------------------
                                      Anatol Sirbu, Secretary and Director