Form 10QSB
period 2001-09-30
ASCONI CORP
filed 2001-11-14
CIK 847917

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ______________

                          Commission File No: 000-23712

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

                               Yes    X       No
                                  --------      ---------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                 Outstanding as of November 9, 2001
                      -----                  ---------------------------------
          Common Stock, $.001 par value                  14,586,689



     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                              ASCONI CORPORATION

                                     INDEX


                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
              September 30, 2001 (unaudited) and December 31, 2000...........................................    1
           Condensed Consolidated Statements of Income -
              For the Quarter and Nine Months Ended September 30, 2001 and 2000..............................    2
           Condensed Consolidated Statements of Cash Flow
             For the Nine Months Ended September 30, 2001 and 2000...........................................    3
           Notes to Condensed Consolidated Financial Statements..............................................    4

       Item 2.  Management's Discussion and Analysis or Plan of Operation....................................    5

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................    6


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings............................................................................    6

       Item 2.  Changes in Securities........................................................................    6

       Item 3.  Defaults Upon Senior Securities..............................................................    6

       Item 4.  Submission of Matters to Vote of Security Holders............................................    6

       Item 5. Other Information.............................................................................    6

       Item 6. Exhibits and Reports on Form 8-K..............................................................    6

SIGNATURES...................................................................................................    8


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                               ASCONI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000
                             (UNITED STATES DOLLARS)

                                     ASSETS

                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                     2001                    2000
                                                                -------------            -----------
CURRENT ASSETS
     Cash and bank balances                                      $  575,802               $   43,142
     Trade receivables                                            1,934,141                1,211,994
     Inventories                                                  2,239,225                2,747,721
     Other                                                          942,621                  278,858
                                                                 ----------               ----------

TOTAL CURRENT ASSETS                                              5,691,789                4,281,715

FIXED ASSETS                                                      2,557,789                2,228,174
OTHER                                                                 6,518                   29,503
                                                                 ----------               ----------

TOTAL ASSETS                                                     $8,256,300               $6,539,392
                                                                 ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                            $1,590,230               $2,125,647
     Current portion of long-term debt                              763,669                  262,782
     Short-term borrowings                                          885,200                  170,000
     Taxes payable                                                  386,519                  381,891
     Accrued liabilities                                            363,466                  216,321
                                                                 ----------               ----------
TOTAL CURRENT LIABILITIES                                         3,989,084                3,156,641

LONG-TERM DEBT                                                    1,025,092                  739,562
DEFERRED TAXES                                                      121,953                  126,674

MINORITY INTEREST                                                   118,491                  150,000

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value,                                  14,509                       --
       100,000,000 shares authorized and
       14,586,689 issued in 2001
Paid-in capital                                                   5,811,532                       --
Retained earnings (deficit)                                      (2,703,053)                      --
Comprehensive loss                                                 (121,308)                      --
Members' equity                                                          --                2,366,515
                                                                 ----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                        3,001,680                2,366,515
TOTAL LIABILITIES AND MEMBERS' EQUITY                            $8,256,300               $6,539,392
                                                                 ==========               ==========

                               ASCONI CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (UNITED STATES DOLLARS)
                                   (Unaudited)


                                                              For Quarter Ended                    For Nine Months Ended
                                                      ----------------------------------      --------------------------------
                                                      SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                          2001                 2000               2001                 2000
                                                      ------------         ------------       ------------        ------------
SALES                                                $ 1,875,065           $1,230,862         $ 6,588,907           $2,420,199
COST OF SALES                                          1,221,542              691,591           3,943,340            1,381,935
                                                     -----------           ----------         -----------           ----------
GROSS PROFIT                                             653,523              539,271           2,645,567            1,038,264
EXPENSES
     Consulting                                                -                    -           4,000,000                    -
     Merger costs                                              -                    -             504,177                    -
     Depreciation                                          9,909               12,160             182,844               32,757
     Selling and Administration expenses                 331,216               90,628           1,224,191              261,385
     Interest Expense                                     68,561               18,045             170,359               28,508
                                                     -----------           ----------         -----------           ----------
TOTAL EXPENSES                                           409,686              120,833           6,081,571              322,650
INCOME (LOSS) BEFORE TAX PROVISION                       243,837              418,438          (3,436,004)             715,614
PROVISION FOR INCOME TAXES                                68,808              117,163             295,372              200,373
                                                     -----------           ----------         -----------           ----------
NET INCOME (LOSS)                                    $   175,029           $  301,275         $(3,731,376)          $  515,241
                                                     ===========           ==========         ===========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING

     BASIC AND DILUTED                                14,586,689                    -          13,936,140                    -
                                                     ===========           ==========         ===========           ==========
      BASIC NET LOSS PER SHARE (BASIC AND
          DILUTED)                                   $      0.01                    -         $     (0.27)                   -
                                                     ===========           ==========         ===========           ==========

                               ASCONI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (UNITED STATES DOLLARS)
                                   (Unaudited)


                                                                                   SEPTEMBER 30,
                                                                           -------------------------------
                                                                               2001                2000
                                                                           ------------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $(3,731,376)          $ 515,241
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                                182,844              32,757
   Deferred income taxes                                                        (4,721)            (18,236)
   Issuance of common stock for services                                     4,000,000                   -
   Issuance of common stock for merger                                         366,540                   -
(Increase) decrease in assets:
   Trade receivables                                                          (722,147)           (392,497)
   Inventories                                                                 508,496            (554,003)
   Other                                                                      (663,763)           (124,375)
Increase (decrease) in liabilities:
   Accounts payable                                                           (535,417)            296,027
   Taxes payable                                                                 4,628            (162,686)
   Accrued liabilities                                                         147,145             109,183
                                                                           -----------           ---------
Net cash provided (used) by operating activities                              (447,771)           (298,589)
                                                                           -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                   (512,663)           (302,307)
   Other                                                                        (8,524)             (2,129)
                                                                           -----------           ---------
Cash used for investing activities                                            (521,187)           (304,436)
                                                                           -----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings (net)                                               1,216,088             (58,915)
   Increase in long-term debt (net)                                            285,530             664,162
                                                                           -----------           ---------
Cash provided by financing activities                                        1,501,618             605,247
                                                                           -----------           ---------
NET INCREASE (DECREASE) IN
   CASH AND BANK BALANCES                                                      532,660               2,222

Cash and bank balances, at beginning of period                                  43,142                  18
                                                                           -----------           ---------
Cash and bank balances, at end of period                                   $   575,802           $   2,240
                                                                           ===========           =========


      The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the "Company") without audit and include: the Company; its wholly owned subsidiary Asconi Holdings Limited; and "ASCONI" S.R.L. its wholly owned subsidiary. "ASCONI" S.R.L. acquired controlling interest (70%) of SA Fabria devin Puhoi and (72%) of SA Orhei-vin during October and December, 2000, which were recorded as a purchase. The consolidated financial statements also include the accounts of these two majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

The financial statements do not include any operations of Grand Slam Treasures, Inc. The consolidated balance sheets, the consolidated statements of income, and the consolidated statements of cash flow include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 - TAXES

Income taxes are provided on "ASCONI", S.R.L. in accordance with taxation principles currently effective in the Republic of Moldova.

NOTE 3 - OTHER

The Company entered into written agreements with four consultants for specified services around April 16, 2001. Pursuant to the terms of the agreements, the Company issued 1,600,000 shares of common stock and registered those shares under the Securities Act of 1933 on Form S-8, which the Company filed on April 24, 2001. The 1,600,000 shares of common stock were valued at $2.50 per share ($4,000,000) at the time the Form S-8 was filed. This resulted in a non-cash charge to the Income Statement in the amount of $4,000,000. The Company has filed a lawsuit against these consultants for breach of contract for failing to perform the services specified in the agreements, providing little or no consideration in return for the compensation received under the agreements, and receiving grossly inadequate compensation in relation to the services purportedly rendered; rescission of the contracts; civil conspiracy; violation of the Florida securities laws; and breach of fiduciary duty as to one of the consultants who is an attorney.

The Company incurred $504,177 in costs associated with the merger with "ASCONI", S.R.L. on April 12, 2001. The entire $504,177 was expensed during the second quarter. This resulted in a non-cash charge to the income statement.

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

Results Of Operation

         Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

         Revenues increased by $644,203 or 52%, to $1,875,065 from $1,230,862 for the three months ended September 30, 2001 as compared to the corresponding period of the prior year. This increase was attributed to increased production and sales resulting from acquisitions in 2000. Our primary activity was the acquisition, consolidation, and development of product for sale.

         Cost of sales increased by $529,951 or 77%, to $1,221,542 from $691,591 for the three months ended September 30, 2001 as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

         General and administrative expenses increased by $240,588 or 265%, to $331,216 from $90,628 for the three months ended September 30, 2001 as compared to the corresponding period of the prior year. This increase is attributed primarily to increased overhead resulting from acquisitions in 2000.

         Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

         Revenues increased $4,168,708 or 172%, to $6,588,907 from $2,420,199 for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year. This increase was attributed primarily to increased production and sales resulting from acquisitions in 2000. Our primary activity was the acquisition, consolidation, and development of product for sale.

         Cost of sales increased by $2,561,405 or 185%, to $3,943,340 from $1,381,935 for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year. This increase resulted from increased production volume costs.

         General and administrative expenses increased by $962,806 or 368%, to $1,244,191 from $261,385 for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year. The increase is attributed to increased overhead resulting from acquisitions in 2000.

         Our net income decreased by $4,246,617 to a net loss of $3,731,376 from a net income of $515,241 for the nine months ended September 30, 2000 as compared to the corresponding period of the prior year. Our net income would have been $772,801 for the nine months ended September 30, 2001, but for the $4,504,177 non-cash charges to the income statement as are discussed in Note 2 to our condensed consolidated financial statements.

Liquidity and Capital Resources

         For the past few months we have funded capital requirements with short term loans. As of September 30, 2001, we had a cash balance of $575,802 and a working capital surplus of $1,702,705. This compares with a cash balance of $2,240 and a working capital surplus of $883,078 for the corresponding period of the prior year.

         Net cash used in operating activities increased by $149,182 to $447,771 from $298,589 for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year.

         Cash flows used in investing activities for the nine months ended September 30, 2001 increased by $216,751 as the current period provided $521,187 in investing activities as opposed to $304,436 used in investing activities for the corresponding period of the prior year. This change was due primarily to the purchase of equipment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No information has been presented pursuant to Item 3 as we do not have any financial instruments outstanding as of September 30, 2001 requiring market risk disclosure or material foreign currency exposure requiring marker risk disclosure.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

         Number  Description of Exhibit
         ------  ----------------------
         2.1 Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd., dated April 12, 2001 (1)

         3.1     Restated Articles of Incorporation (2)

         3.2     Amended and Restated Bylaws (2)

        Number   Description of Exhibit
        ------   ----------------------
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


-------------
(1) Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.

(2) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.

(3) Incorporated by reference to our Registration Statement on Form S-8, filed on April 24, 2001, file no. 000-23712.

         (b)     Reports on Form 8-K.

         During the fiscal quarter ended September 30, 2001, we filed (i) a Current Report on Form 8-K on July 16, 2001 to report a change in our fiscal year end from June 30 to December 31, effective June 29, 2001, and (ii) an Amended Current Report on Form 8-K/A filed July 31, 2001, which report amended our Current Report on Form 8-K filed April 19, 2001 to include the financial information required by Item 7(a) and (b) of Form 8-K.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                ASCONI CORPORATION




Date: November 14, 2001       /s/ Constantin Jitaru
                              --------------------------------------------------
                              Constantin Jitaru, President and Chief
                              Executive Officer




Date: November 14, 2001      /s/ Anatol Sirbu
                             --------------------------------------------------
                             Anatol Sirbu, Chief Financial Officer