Form 10KSB40/A
period 2000-12-15
ASCONI CORP
filed 2001-11-28
CIK 847917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment # 3 to


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

As of November 23, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the registrant's common stock as reported on the OTC Bulletin Board was $4,250,547.

As of November 23, 2001, there were 14,586,689 shares of issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

Documents incorporated by reference:  None.

                                EXPANATORY NOTE

This Amendment No. 3 (the "Amendment") to the Transition Report on Form 10-KSB filed on October 12, 2001 (File No. 333-23712) of ASCONI CORPORATION (the "Form 10-KSB") is being filed for the purpose of correcting and replacing Amendment No. 2 to the Form 10-KSB filed on October 16, 2001 ("Amendment No. 2"). Amendment No. 2 contained a qualified opinion from the registrant's independent auditor regarding the financial statements of the registrant as set forth in Amendment No. 2. The independent auditor's report in the Amendment is not qualified and the independent auditor has opined that the financial statements of the registrant, as set forth in the Amendment, present fairly, in all material respects, the financial position of the registrant as of December 31, 2000.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I
                                     ------

ITEM 1.    DESCRIPTION OF BUSINESS.........................................   3
ITEM 2.    DESCRIPTION OF PROPERTY.........................................   5
ITEM 3.    LEGAL PROCEEDINGS...............................................   5
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   5


                                    PART II
                                    -------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   6
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   7
ITEM 7.    FINANCIAL STATEMENTS............................................   8
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE........................................   8


                                    PART III
                                    --------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............   9
ITEM 10.   EXECUTIVE COMPENSATION..........................................   9
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   9
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   9


                                    PART IV
                                    -------

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................   9

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

          At December 31, 2000, we owned a 40.75% interest in the Crossroads Convenience Center LLC (CCC) which is located on "The Idaho Center" property in Canyon County, Idaho. Our 10% ownership interest at June 30, 1999 was increased by 30.75% to 40.75% during fiscal year 2000 in exchange for an equity interest in NWP, which was subsequently exchanged for 11,090 shares of our common stock.


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


                                                               High        Low
                                                               -----------------
Fiscal Year Ended December 31, 2001
   Quarter Ended December 31, 2001(2)(3)..............           2.10       0.27
   Quarter Ended September 30, 2001(2)................           3.80       1.02
   Quarter Ended June 30, 2001(2) ....................          17.19       2.50
   Quarter Ended March 31, 2000.......................           .875       .109

Transition Period Ended December 31, 2000
   Quarter Ended December 31, 2000....................          2.625       .562
   Quarter Ended September 30, 2000...................          2.750      1.000

Fiscal Year Ended June 30, 2000
   Fourth Quarter.....................................         13.250      1.750
   Third Quarter......................................         15.000     12.000
   Second Quarter(1)..................................            N/A        N/A
   First Quarter(1)...................................            N/A        N/A


------------------
(1) Prior to January 1, 2000, Trading in our common stock was limited and sporadic, and we were unable to obtain reliable quotation.
(2)  Share prices reflect reverse spilt of 100 to 1 on April 5, 2001.

(3)  As of November 23, 2001.


Holders

          As of November 23, 2001, there were 902 holders of record of our common stock.


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


          Losses due to impairment of our treasure and sports memorabilia, prepayment of contract costs, abandoned intellectual properties and abandoned capitalized marketing costs amounted to $6,292,798 for the six months ended December 31, 2000, which is a 100% increase as compared to the losses for these items for the six months ended December 31, 1999, which was estimated at $0.



          As a result of the foregoing, our net loss increased by $6,244,800 or 2,361% to $6,509,252 for the six months ended December 31, 2000 from $264,452 for the six months ended December 31, 1999.

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

ITEM 7.  FINANCIAL STATEMENTS


          Our financial statements are set forth on pages F-1 through F-14 of this transition report.


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

          None.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASCONI CORPORATION



Date:   November 27, 2001        BY:  /s/ Constantin Jitaru
                                      ------------------------------------------
                                      Constantin Jitaru, Chief Executive Officer



          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:   November 27, 2001        BY:  /s/ Constantin Jitaru
                                      ------------------------------------------
                                      Constantin Jitaru, President, Chief
                                      Executive Officer and Director



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

     Notes To Financial Statements.......................  F-8 -- F-14


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Grand Slam Treasures, Inc.

We have audited the accompanying balance sheet of Grand Slam Treasures, Inc., a development stage company, as of December 31, 2000, and the related statements of loss and shareholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of Grand Slam's management. The Company's financial statements as of and for the year ended June 30, 2000 and for March 28, 1996 (date of inception) through June 30, 2000 were audited by other auditors whose report, September 29, 2000, expressed an unqualified opinion on those statements. The financial statements for the period March 28, 1996 (date of inception) through June 30, 2000 reflect total revenues and net loss of $434,501 and $4,064,063, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Slam Treasures, Inc. as of December 31, 2000, and the related statements of loss and shareholders' equity, and cash flows for the six months then ended, and for the period from March 28, 1996 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in paragraph two of Note 10 to the financial statements, certain errors resulting in overstatement of previously reported investment in treasure were discovered by current management of the Company during November 2001. Accordingly, the December 31, 2000 financial statements have been restated to correct the error.


                                        /s/ Thomas Ledger & Co., L.L.P.
                                        Thomas Ledger & Co., L.L.P.



Houston, Texas
September 30, 2001, except for note 10, paragraph two, as to which the date is November 20, 2001.

                          GRAND SLAM TREASURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                    ASSETS


Current assets
  Cash                                                        $        597
  Inventory-sports memorabilia                                     225,000
  Reserve for inventory valuation                                 (225,000)
                                                              ------------
  Total Current Assets                                                 597
                                                              ------------
Property, plant and equipment
  Property, plant and equipment                                     83,870
  Accumulated depreciation                                         (44,026)
                                                              ------------
  Total Property, Plant and Equipment                               39,844
                                                              ------------

Other assets
  Treasure                                                       2,984,250
  Reserve for asset valuation                                   (2,984,250)
                                                              ------------
  Total Other Assets                                                     -
                                                              ------------
    Total Assets                                              $     40,441
                                                              ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable - trade                                    $     58,297
  Payable to related parties                                        74,746
                                                              ------------
  Total Current Liabilities                                        133,043
                                                              ------------
Investment in affiliates                                           215,763
                                                              ------------

Shareholders' Equity
  Common stock - par value $.0001 per  share                            17
  Additional paid-in capital                                    10,264,932
  Deficit accumulated during development stage                 (10,573,315)
                                                              ------------
  Total Shareholders' Equity                                      (308,366)
                                                              ------------
    Total Liabilities and Shareholders' Equity                $     40,441
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


                                                                                           Cumulative
                                                                                              From
                                                            Six Months Ended              Inception to
                                                               December 31,    June 30,    December 31,
                                                                  2000           2000         2000
                                                             ---------------  ----------   -----------
Revenue
  Gain on sale of assets                                        $   43,948   $         -   $   423,805
                                                                         -
  Gain on transfer of interest in equity investee                        -             -        50,082
  Miscellaneous                                                          -         3,376         4,562
                                                                ----------    ----------   -----------
  Total Sales Revenue                                               43,948         3,376       478,449
                                                                ----------    ----------   -----------

Expenses
  Research and marketing                                                 -     2,124,936     2,124,936
  Administrative expenses                                          235,952       952,017     1,907,218
  Bad debt expense                                                  24,450             -        24,450
  Interest                                                               -         3,680       485,646
                                                                ----------    ----------   -----------
  Loss on sale of land                                                   -             -       117,265
                                                                ----------    ----------   -----------

  Total Expenses                                                   260,402     3,080,633     4,659,515
                                                                ----------    ----------   -----------

  Net Loss Before Other Items                                      216,454     3,077,257     4,181,066
                                                                ----------    ----------   -----------

Other Items
  Impairment of treasure                                         2,784,250             -     2,984,250
  Impairment of sports memorabilia                                 225,000             -       225,000
  Prepaid contract cost                                          2,432,500             -     2,432,500
  Abandoned intellectual properties                                523,555             -       523,555
  Abandoned capitalized marketing cost                             127,493             -       127,493
  Interest in loss of equity investees                                   -        62,465        99,451
                                                                ----------    ----------   -----------
  Total Other Items                                              6,292,798        62,465     6,392,249
                                                                ----------    ----------   -----------

Net Loss                                                        $6,509,252    $3,139,722   $10,573,315
                                                                ==========    ==========   ===========

Basic Loss Per Share of Common Stock                            $    36.65    $    20.16
                                                                ==========    ==========

Basic Weighted Average Shares                                      177,618       155,725
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


                                                                                              Deficit
                                                                                            Accumulated
                                       Common Stock         Additional                         During
                                   ---------------------      Paid-In       Contributed      Development       Shareholders'
                                    Shares        Amount      Capital         Capital           Stage            Equity
                                   -------        ------   -----------      -----------     -------------     -------------
Member's equity, June 30, 1998            -        $  -     $         -      $   961,416     $ (1,068,732)      $  (107,316)
Members' contributions in cash            -           -               -           18,000                -            18,000
Net income for the year ended
 June 30, 1999                            -           -               -                -          144,391           144,391
                                    -------         ---     -----------      -----------     ------------       -----------

Members' equity June 30, 1999             -           -               -          979,416         (924,341)           55,075
Members' contribution in cash             -           -               -          112,717                -           112,717
Exchange of capital for a
 30.75% interest in equity                -           -               -                -                -                 -
   investee (Crossroads
   Convenience Center LLC)                -           -               -           50,000                -            50,000
Exchange of capital for a
 4.25% minority interest in               -           -               -                -                -                 -
   equity investee
   (Magic Valley Parks LLC)                                                      145,000                -           145,000
Exchange of members'
 equity for common stock            151,133          15       1,287,118       (1,287,133)               -                 -
Shares issued for sports
 memorabilia inventory                  530           -         225,000                -                -           225,000
Shares issued for treasure            8,650           1       2,984,249                -                -         2,984,250
Shares issued for $100,000
 cash and intellectual                    -           -               -                -                -                 -
   property rights                    5,521           1       1,904,644                -                -         1,904,645
Shares issued for services            2,178           -         739,765                -                -           739,765
Shares issued for consulting          7,500           1       2,587,499                -                -         2,587,500
Net loss for the year
 ended June 30, 2000                      -           -               -                -       (3,139,722)       (3,139,722)
                                    -------         ---     -----------      -----------     ------------       -----------

Shareholders' Equity June 30,
 2000                               175,511          18       9,728,275                -       (4,064,063)        5,664,230

Shares issued for services              525           -          68,906                -                -            68,906
Shares issued for services            4,925           -         373,750                -                -           373,750
Shares issued for discharge of debt   1,880           -          94,000                -                -            94,000
Adjustment                           (8,750)         (1)              1                -                -                 -
Net loss for the six
 months ended December 31, 2000           -           -               -                -       (6,509,252)       (6,509,252)
                                    -------         ---     -----------      -----------     ------------       -----------

Shareholders' Equity
 December 31, 2000                  174,091         $17     $10,264,932      $         -     $(10,573,315)      $  (308,366)
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


                                                                                                            Cumulative
                                                                       Six Month Ended                    From Inception
                                                                         December 31,       June 30,      to December 31,
                                                                            2000              2000             2000
                                                                       ---------------      --------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(6,509,252)     $(3,139,722)     $(10,573,315)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization expense                                      7,608           24,391            78,229
   Common stock issued for services                                         442,656        2,504,132         2,946,788
   Common stock issued for discharge of debt                                 94,000                -            94,000
   Reserve for asset impairment                                           3,209,250                -         3,209,250
   Gain on sale of land, net                                                      -                -          (262,592)
   Loss on sale of property and equipment                                         -            6,712             6,712
   Building transferred in settlement of an operating lease                       -                -            92,250
   Write-off of abandoned development cost                                        -           36,941            64,158
   Abandoned land options                                                         -           91,000            91,000
   Interest in loss of equity investee                                            -           62,465            99,451
   Rent cancellation upon acquistion of LLC and joint venture interest            -                -            50,526
   Gain on sale of interest in equity investee                                    -                -           (50,082)
   (Increase) decrease in accounts receivable                                24,450                -            24,450
   (increase) decrease in prepaid expense and other current assets        2,070,000                -         2,070,000
   (Increase) decrease in other assets                                      651,048                -           651,048
   Increase (decrease) accounts payable, accrued expenses, etc.             (14,238)          55,313           130,339
   Increase (decrease) in accrued interest                                        -          (79,683)          110,750
   Increase (decrease) other liabilities                                     21,716                -            21,716
                                                                        -----------      -----------      ------------

   Net Cash Used In Operating Activities                                     (2,762)        (438,451)       (1,145,322)
                                                                        -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to equity investee                                                        -          (24,450)          (24,450)
   Purchase of land and building                                                  -                -        (1,011,216)
   Purchase of property and equipment                                        (2,323)         (23,275)          (97,934)
   Increase in deposits, net                                                      -          (12,150)          (35,170)
   Payment for capitalized project development costs                              -           (7,841)         (109,721)
   Loans to members                                                               -          (56,396)         (287,542)
   Repayment of members' loans                                                    -           86,996           287,542
   Payment from equity investee for construction fee                              -          180,993           180,993
   Proceeds from sale of land                                                     -                -         1,391,935
   Proceeds from sale of property &  equipment                                    -            5,243             5,243
   Purchase of other assets                                                       -                -              (245)
   Payment of land options                                                        -          (34,000)          (91,000)
                                                                        -----------      -----------      ------------
   Net Cash (Used In) Provided By Investing Activities                       (2,323)         115,120           208,435
                                                                        -----------      -----------      ------------


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

On June 24, 2000, Parks changed its name to Grand Slam Treasures, Inc.

On April 12, 2001, the Company concluded an acquisition agreement with Asconi Corporation. To conclude the agreement the Company instituted a reverse stock split of 1:100 effective April 5, 2001. The Company also changed its name to Asconi Corporation.

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

     (D) Inventory of sports memorabilia

The sports memorabilia was acquired in exchange for stock in the Company (Note
9) and is valued at the estimated value of the inventory on the date of acquisition. The memorabilia was not available for an appraisal. See paragraph two of Note 10 - Subsequent Events for additional information.


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

A current appraisal has not been obtained for the treasure. See paragraph two of
Note 10 - Subsequent Events for additional information.


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

NOTE 5 - INVESTMENT IN AFFILIATE

At December 31, 2000, the Company owns a 40.75% interest in the Crossroads Convenience Center LLC (CCC), which is located on "The Idaho Center" property in Canyon County, Idaho. The Company's original interest in CCC was 25%. In April 1999, the Company transferred a 15% interest in CCC to a member of the Company in partial payment of interest accrued on a previously paid note payable. The amount of accrued interest considered paid by the transfer was $110,750 and the apportioned basis of the interest in CCC was $60,668, resulting in a gain on the transfer to the Company of $50,082.


The Company's 10% ownership interest at June 30, 1999 was increased by 30.75% to 40.75% during 2000 in exchange for an equity interest in NWP, which was subsequently exchanged for 11,090 shares of the Company's common stock.

Prior to fiscal year 2000, CCC had been developing and constructing an automobile service center and convenience store and had no significant operations. The Company served as the construction manager for the center for which it received fees of approximately $181,000 for the year ended June 30, 2000. The service center and convenience store commenced operations in August 1999. The Company did not receive any fees for the six months ended December 31, 2000. The Company's investment in CCC has been reduced by construction management fees paid by CCC to the Company, which, along with the Company's share of CCC's losses, resulted in a deficit in the Company's investment in CCC at December 31, 2000 of $215,763.


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

                          Grand Slam Treasure, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                         Notes to Financial Statements
                      December 31, 2000 and June 30, 2001
                                  (continued)

NOTE 7 - INCOME TAXES

The benefit for income taxes for the six months ended December 31, 2000 and for the year ended June 30, 2000 varies from the amount which would have been computed using statutory rates as follows:



                                               Six Months
                                                 Ended
                                              December 31,     June 30,
                                                  2000           2000
                                              ------------   -----------

     Loss before income taxes                  $ 6,509,252   $ 3,139,722
                                               ===========   ===========

     Federal income tax benefit
          at the maximum statutory rate        $ 2,213,145   $ 1,067,500

     State income benefit,
          net of Federal tax effect                344,215       165,800

     Income tax attributable to the
          period the Company was a limited
          liability company                              -      (103,900)

     Valuation allowance                        (2,557,360)   (1,129,400)
                                               -----------   -----------

     Benefit for income taxes                  $         -   $         -
                                               -----------   -----------


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

November 20, 2001 - The management of the Company, prior to April 12, 2001, assumed financial responsibility of certain assets and liabilities of the Company including the sports memorabilia and treasure. The sports memorabilia was returned to the original seller during August 2001. The prior management of the Company agreed to return the treasure to the bankruptcy estate of the original seller in November 2001. The Company will receive no value for the return of their sports memorabilia or the treasure.