Form 10KSB
period 2001-12-31
ASCONI CORP
filed 2002-04-15
CIK 847917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________

                                   000-23712
                             (Commission File No.)

                              ASCONI CORPORATION
                    (formerly, Grand Slam Treasures, Inc.)

                (Name of Small Business Issuer in Its Charter)

             Nevada                                    91-1395124
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                    Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for the fiscal year ended December 31, 2001:  $10,994,644.

As of March 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the registrant's common stock as reported on the OTC Bulletin Board, was $1,829,349.

As of March 31, 2002, there were 14,586,689 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No  [X]

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS
                                -----------------

                                                               PART I
                                                               ------

ITEM 1.           DESCRIPTION OF BUSINESS........................................................................   3
ITEM 2.           DESCRIPTION OF PROPERTY........................................................................  10
ITEM 3.           LEGAL PROCEEDINGS..............................................................................  10
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................  10

                                                              PART II
                                                              -------

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................  11
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........  13
ITEM 7.           FINANCIAL STATEMENTS...........................................................................  14
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........  14

                                                              PART III
                                                              --------
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                  THE EXCHANGE ACT...............................................................................  15
ITEM 10.          EXECUTIVE COMPENSATION.........................................................................  16
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................  17
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................  17

                                                              PART IV
                                                              -------
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...............................................................  18

Introductory Comment

         Throughout this annual report on Form 10-KSB, the terms "we," "us," "our," "Asconi" and "our Company" refer to Asconi Corporation, a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

         On April 12, 2001, we acquired, through a wholly-owned subsidiary, all of the outstanding securities of a Republic of Moldova entity in a share-exchange transaction. The name of the Moldovan entity was Asconi S.R.L. and it is a producer and distributor of wine (the "Moldovan Subsidiary"). In connection with the share-exchange transaction, we changed our name from Grand Slam Treasures, Inc. to Asconi Corporation, we reverse split our capital stock 100 to 1, and the two individuals who were serving as our only officers and directors resigned on April 12, 2001. The two owners of the Moldovan Subsidiary were elected as our only directors on and as of April 12, 2001, and were subsequently appointed as our current officers. On June 29, 2001, our board of directors decided to change our fiscal year-end from June 30th to December 31st.

         The information in this annual report covers the period between January 1, 2001 and December 31, 2001, as well as sales of unregistered securities that occurred in the past 3 years and transactions between us and certain parties during the past 2 years. The current officers and directors who signed this annual report on our behalf have no knowledge of any events relating to the issuance of unregistered securities, compensation and other matters of our officers and directors or transactions between us and related parties that occurred prior to April 12, 2001 (collectively, the "Unknown Events"). The individuals who were our officers and directors for the 3 years prior to April 12, 2001 resigned on that date. Reliable records and information regarding the Unknown Events were not maintained by our former officers and directors.

         Since our current officers and directors have no knowledge of the Unknown Events, and our former officers and directors were unable to provide material information regarding the Unknown Events, the information included in this annual report regarding Recent Sales of Unregistered Securities in Item 5, the compensation of Larry L. Eastland in Item 10 and transactions between us and certain parties in Item 12 of this annual report for the period prior to April 12, 2001 was obtained exclusively from our annual report for fiscal year ended June 30, 1999, annual report for fiscal year ended June 30, 2000, quarterly report for the quarter ended September 30, 2000 and quarterly report for the quarter ended December 31, 2000. However, our current officers and directors cannot verify the accuracy of the information disclosed in these annual and quarterly reports.

         Due to the foregoing, we are investigating all available legal remedies to protect the interests of our shareholders.

Cautionary Note Regarding Forward-Looking Statements

         This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

         The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," " plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this annual report.

         . the timing, impact and other uncertainties related to pending and future acquisitions by us;

         .      the impact of new technologies;

         . changes in laws or rules or regulations of governmental agencies; and

         .      currency exchange rate fluctuations.

         These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         We were formerly known as Grand Slam Treasures, Inc. and were incorporated under the laws of the State of Nevada in March 2000. Since that time, we have engaged in various business ventures, including the purchase and marketing of sports memorabilia and recovered sunken treasure. Our corporate offices were located in Eagle, Idaho until April 12, 2001, when we acquired, through a wholly-owned subsidiary, all of the outstanding securities of Asconi S.R.L., a Republic of Moldova entity formed in October 1994, in a share exchange transaction and moved our corporate offices to Heathrow, Florida. In connection with the share exchange transaction, we sold all of our current assets and liabilities to Hannibal Corporation, a wholly-owned company of our former officers and directors prior to April 12, 2001.

         Since we no longer directly engage in any business operations, any discussion of our business includes the business of Asconi S.R.L. and any other Republic of Moldova entity in which Asconi S.R.L. has an interest. All of our revenue for the fiscal year ended December 31, 2001 was generated from the business operations of Asconi S.R.L. and the other entities in which Asconi S.R.L. has an interest. All such operations are conducted in the Republic of Moldova which is located between Romania and Ukraine in Eastern Europe. Asconi S.R.L. has been producing and distributing wine throughout Eastern Europe since 1999.

         Effective with the year ending December 31, 2001, we changed our fiscal year end from June 30th to December 31st. On October 12, 2001, we filed a transition report on Form 10-KSB with the SEC reporting the six month period ended December 31, 2000. This current filing on Form 10-KSB for the fiscal year ended December 31, 2001 will be the first full twelve (12) month period filed with a calendar year ending. Throughout this annual report every effort has been made to clarify the accounting period referenced.

         All measurements referring to size or capacity are those used in the United States (i.e., foot, acre, gallon) and any financial information is reflected in United States dollars, unless otherwise noted.

Industry Background

         Moldova's wine-making tradition is hundreds of years old. At one point in the early 1980's, Moldova produced over 20% of the wine consumed in the former Soviet Union. However, the Moldovan wine industry underwent a change between 1985 and 1991 during the Soviet Union's anti-alcohol campaigns that destroyed nearly 40% of Moldova's vineyards and curtailed foreign investments in the wine industry.

         After 1991, the Moldovan wine industry began coordinating efforts to attract foreign investments, boost exports, and modernize vinification equipment. Additionally, in August 1999, in an attempt to stimulate growth in the wine industry, the Moldovan government substantially reduced the excise taxes on high-volume exporters of unbottled wine. Current production capacity of the approximately 150 wineries in Moldova is 8-10 million gallons of wine a year from approximately 425,000 acres of vineyards. For the year 2001, the Moldovan wineries collectively exported approximately $175 million worth of wine and brandies to 34 countries, with 77% of all wine exports going to Russia. Exchange rate stability and improved market conditions in Russia should enable importers to continue to increase demand in this vital market for Moldova.

         While approximately 90% of Moldovan wineries are private, some large wineries remain state owned. The government intends to sell its controlling interest in various wineries and brandy distillers to foreign investors as soon as possible. Enterprises slated for privatization include those producing well-known Moldovan brands such as Cricova, Calarasi Divin, Aroma Chisinau and distillers in Balti and Briceni.

Products

         Our wines are categorized as either white or red/rose, and either ordinary or aged, and are further categorized as either dry, semi-dry, semi-sweet, sweet and dessert wines. Among our bottled wines, our sweet and semi-sweet wines currently account for approximately 75% of our revenue, dessert wines approximately 12%, dry and semi-dry wines approximately 8% and fortified wines approximately 5%. We also sell wine in bulk to other wineries in Moldova for bottling under their brand name, which accounts for a little less than 5% of our total revenues.

         In total, we generate revenue from over 300 separate products derived from the 32 varieties of grapes. Our products are combined into series such as:
"Souvenir", "Antique", "Gothic", "Vivat", "Grand Reserve", "Dekabrist", "Love Story", "European Collection", "Classic", "French". Each series has particular design and market. "Gothic" series includes "Muscat Rubiniu" and "Muscat Asconi" firm-developed brands. We continually develop and introduce new products initiated by both our viticulturists and distributors. Less than 10% of our total revenue each year is generated from new products developed that year.

         We package our wine in a variety of bottle sizes including 0.7, 0.75 and 2 liters. All bottles are corked with genuine Portuguese cork and capped with shrink capsules made of Italian materials supplied by Morgan Man and First Line companies of Moldova. We purchase bottles from a few manufacturers, including the Moldovan "Glass Container Company," which provides us with approximately 90% of our glass bottles, and Vetropack, a group of companies with offices in Italy, Germany, the Czech Republic and Romania. Wine bottles are packed and shipped in carton containers or boxes, supplied by Ilitax-pac of Moldova.

         Our products and packaging meet all appropriate national and international standards. Each label contains the winery's brand name, wine conditions (front label), brief wine legend, a bar code (back label) and year of production of aged wines (neck label). Labels are supplied by Vox Design of Italy, New Wind Company of Poland and Estate Design Company of Moldova.

Sales and Marketing

         We derive 100% of our total revenue from sales of our products outside Moldova, with over 90% of our total revenue coming from sales in Russia. Besides Russia, we export products to the United States, Germany, Czech Republic, Slovak Republic, Poland, Romania, Bulgaria, Belarus, Ukraine, Kazakhstan, and Kirghyzstan. Also, we are currently seeking to enter into an agreement with a distributor in China. The domestic wine market in Moldova is not very profitable or a high priority for us, however, we are considering plans to sell our wine here in the future.

         Our products are designed for broad markets, mainly focusing on average- and high-class consumers. Russian consumers traditionally give preference to spirits, in particular vodka. Demand for our wine is characterized by seasonal fluctuations: in winter consumers prefer red wines, and strong ones such as desert and fortified wines. In summer and fall, consumers prefer light dry and semi-sweet wines, mainly white. However, recently customers have gradually shifted towards a preference for red wines.

         We price our products based on a variety of factors, including the target market, shipment size, type of wine and type and volume of bottle. We sell a 0.75 liter bottle to our distributors for anywhere from $.60 to $4.50.

         Within the next 5 years we would like to reduce our sales in Russia to about 50% of our total revenues, with the remaining sales spread among our other current markets and new markets, including China and Turkey.

Competition

         Our competition in the lucrative Russian market is mostly from other Moldovan wine producers, and not European or American wines. The European and American wines target the upper class and represent approximately 7% of the total wine consumed in Russia. In contrast, wines produced in Moldova represent about 70% of all wine consumed in Russia, with approximately 26% of all consumption occurring in Moscow and the other approximately 74% of all consumption occurring in the other regions of the former Soviet Union.

         Our competitive advantage in the Russian market is our large product line and strong brand image. According to an independent marketing study done in 2000, which was commissioned by Dionis Club, one of our competitors in the Russian market, Asconi is the most familiar Moldovan brand of wine sold in Russia. Through the first 11 months of fiscal year ended December 31, 2001, we exported more bottled wine to Russia than any other Moldovan winery. Our primary Moldovan competitors for the Russian market are Basvinex, GarliNg, Dionis Club and Lion-Gri.

Wine-Making Practices

         Our philosophy is that wine-making is a natural process best managed with minimum intervention, but requiring the attention and dedication of a winemaker. While we use a relatively high level of hand labor during the wine-making processes, we also make extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the wine-making process. All of our wineries are operated under the overall supervision of our Chief Executive Officer. However, each winery has its own general manager who is always an experienced winemaker.

         The principal raw materials used by us are grapes, oak barrels, glass, and cork. We manufacture our own oak barrels with wood imported from Russia. The cork we use is produced and manufactured in Portugal, which is the primary cork-producing country in the world. Glass is purchased from a variety of different sources according to each winery's specific needs. We purchase all of our grape requirements from independent growers in Moldova.

Wine Production

         The following table sets forth our wine production for the 2001, 2000 and 1999 vintages. The wine's vintage is the year during which the grapes are harvested. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks.

                                        2001                          2000                          1999
                              --------------------------------------------------------------------------------------
                              Equivalent                    Equivalent
                               Number of                    Number of                     Equivalent
                                 Cases       % of Total       Cases        % of Total   Number of Cases  % of Total
                              ------------   -----------    ------------   -----------  ---------------  -----------
Aligote                             43,000            3%          25,000            4%            2,500           3%
Traminer                            20,000            2%          15,000            2%            1,000           1%
Reisling                            45,000            4%          23,000            3%            3,500           5%
Sauvignon Blanc                     39,000            3%          19,000            3%            2,000           3%
Chardonnay                          38,000            3%          22,000            3%            3,000           4%
Feteasca                            45,000            4%          25,000            4%            3,500           5%
Rcatiteli                           40,000            3%          20,000            3%            1,500           2%
Pinot Blanc                         45,000            4%          15,000            2%            2,000           3%
Muscat Blanc                        50,000            4%          28,000            4%            2,500           3%
Other white wines                  200,000           16%         106,000           16%           10,000          13%
                              ------------   -----------    ------------   -----------  ---------------  -----------
    Total White Wines              565,000           45%         298,000           44%           31,500          42%
                              ------------   -----------    ------------   -----------  ---------------  -----------
Pinot Noir                          45,000            4%          24,000            3%            3,000           4%
Cabernet                            40,000            3%          22,000            3%            3,000           4%
Merlot                              38,000            3%          21,000            3%            3,000           4%
Mugurel                             30,000            2%          22,000            3%            1,500           2%
Joc                                 15,000            1%          10,000            1%            1,500           2%
Codreanca                           50,000            4%          30,000            4%            3,000           4%
Izobella                            50,000            4%          31,000            5%            3,500           5%
Zemfira                             50,000            4%          23,000            3%            4,000           5%
Lidia                               50,000            4%          32,000            5%            4,000           5%
Muscat Asconi                       50,000            4%          31,000            5%            5,000           7%
Muscat Rubiniu                      50,000            4%          31,000            5%            5,000           7%
Other red wines                    217,000           17%         106,000           16%            7,000           9%
                              ------------   -----------    ------------   -----------  ---------------  -----------
    Total Red Wines                685,000           55%         383,000           56%           43,500          58%
                              ------------   -----------    ------------   -----------  ---------------  -----------
    Total Production             1,250,000          100%         681,000          100%           75,000         100%
                              ------------   -----------    ------------   -----------  ---------------  -----------

         Our wines are stored in stainless and emal steel containers for up to a year, or until it is bottled and sold. Our higher quality wines, about 3-4% of our total wine sales, are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged for between six and nine months, and red wines for between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

Wine-Making Facilities

         As of December 31, 2001, we had 3 wine-making, distilling, processing and storage plants located within approximately 40 miles of Chisinau. The following table sets forth the approximate amount of grapes processed at each plant for the fiscal year ended December 31, 2001 and the approximate maximum production capacity of each of these facilities.

---------------------------------------------------------------------------------------------------------------
                                            Grapes (Tons)                 Wine Storage      Bottling Capacity
                                ---------------------------------------
Facility                              Crushed           Capacity         Capacity (Gal.)        (per hour)
---------------------------------------------------------------------------------------------------------------
Puhoi                                        8,000             10,000            2,906,000              11,000
---------------------------------------------------------------------------------------------------------------
Orhei                                          700             10,000            3,434,000              13,000
---------------------------------------------------------------------------------------------------------------
Susleni                                                         7,000            1,850,000
---------------------------------------------------------------------------------------------------------------
Soldanesti                                       -                  -                    -                   -
---------------------------------------------------------------------------------------------------------------

         Puhoi. This plant is located about 15 miles east of Chisinau on approximately 14 acres. It has one 6,000 bottle per hour line and one 5,000 bottle per hour line. It also has a separate vintage and collection wine storage facility featuring oak barrels.

         Orhei. This plant is located about 30 miles north of Chisinau on approximately 17 acres of land. It has two 4,000 bottle per hour lines and one 5,000 bottle per hour line which is used to bottle vodka, cognac and other liquors. The facility also features an approximately 793,000 gallon Madeira accretion facility which is the largest in the former Soviet Union, and an approximately 2,100 gallon per hour alcohol production facility, including grain storage, mill fermentation equipment and distillery.

         Susleni. This plant is located about 40 miles northeast of Chisinau on approximately 9 acres.

         Soldanesti. This plant is located about 40 miles north of Chisinau on approximately a 1/4 acre. It is just a warehouse that has railroad storage and uploading capabilities.

         We acquired approximately 25% of the outstanding shares of Vitis-Hincesti, a Republic of Moldova entity, on December 18, 2001. We acquired an additional approximately 21% of the outstanding shares of Vitis-Hincesti on March 7, 2002. We paid $26.90 United States dollars for each share of stock. The purchase price for the approximately 46% percent of the outstanding shares of the company was approximately $1.26 million. Vitis-Hincesti operates 6 wine-making, distilling, processing and storage plants within 45 miles of Chisinau. The following table sets forth the approximate maximum production capacity of each of these facilities. Vitis-Hincesti had approximately $16,000 in net income on revenue of approximately $1.26 million for the calendar year ended December 31, 2001.

---------------------------------------------------------------------------------------------------------------
                                            Grapes (Tons)                 Wine Storage      Bottling Capacity
                                ---------------------------------------
Facility                              Crushed           Capacity         Capacity (Gal.)        (per hour)
---------------------------------------------------------------------------------------------------------------
Hincesti                                                        7,000            2,050,000              12,000
---------------------------------------------------------------------------------------------------------------
Bozieni                                                        13,000              892,000
---------------------------------------------------------------------------------------------------------------
Mereseni                                                       14,000              807,000
---------------------------------------------------------------------------------------------------------------
Stolniceni                                                     10,000              758,000
---------------------------------------------------------------------------------------------------------------
Caracui                                                        14,000              608,000
---------------------------------------------------------------------------------------------------------------
Codru                                                           4,000              621,000
---------------------------------------------------------------------------------------------------------------

         Hincesti. This plant is located about 28 miles south of Chisinau on approximately 12 acres. It has one 6,000 bottle per hour line which can be used to bottle still wines as well as sparkling wines such as champagne, one

3,000 bottle per hour line used for standard bottles and one 3,000 bottle per hour line used for smaller bottles distributed as souvenirs.

         Bozieni. This plant is located about 32 miles south of Chisinau on approximately 7 acres.

         Mereseni. This plant is located about 38 miles south of Chisinau on approximately 21 acres.

         Stolniceni. This plant is located about 30 miles south of Chisinau on approximately 13 acres.

         Caracui. This plant is located about 43 miles south of Chisinau on approximately twelve 12 acres.

         Codru. This plant is located about 30 miles south of Chisinau on approximately 4 acres.

Factors That May Affect Future Results And Market Price Of Our Stock

         Our profits depend largely on third parties who distribute our wine in Russia

         We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest distributor in Russia represented approximately 40% of our net revenues for the fiscal year ended December 31, 2001. Sales to our 2 largest distributors combined, both of whom are in Russia, represented approximately 70% of our net revenues for the fiscal year ended December 31, 2001. Sales to our 4 largest distributors, all of whom are in Russia, represented approximately 90% of our net revenues for the fiscal year ended December 31, 2001, and are expected to continue to represent a substantial amount of our net revenues in the near future. The replacement or poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could materially and adversely affect our results of operations and financial condition. Distribution channels for beverage alcohol products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of this distributor or consumer spending in Russia could affect both the quantity and price level of wines that customers are willing to purchase.

         Currency rate fluctuations/foreign operations

         All of our sales are in foreign countries and, therefore, we are subject to the risks associated with currency fluctuations. Any payment provisions involving foreign currencies may result in less revenue than expected due to foreign currency rate fluctuations.

         We could also be affected by nationalizations or unstable governments or legal systems or intergovernmental disputes, as well as the imposition of unforeseen and adverse trade regulations. These currency, economic and political uncertainties may affect our results, especially to the extent these matters, or the decisions, policies or economic strength of our suppliers, affect our foreign operations.

         The loss of key employees would damage our reputation and business

         We believe our continued success depends on the active involvement of Mr. Jitaru, one of our two directors and our chief executive officer and president, and Mr. Sirbu, our other director and chief financial officer. There can be no assurance that these persons will remain in their management positions with us, and the loss of the services of anyone of these two people could have an adverse affect on our business, financial condition and results of operations.

         We may not be able to acquire enough quality grapes for our wines

         The adequacy of our grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While we believe that we can secure sufficient supplies of grapes from grape supply contracts with independent growers, we cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes could result in an increase in the price of some or all grape varieties and a corresponding increase in our wine production costs. If we cannot increase prices because of competitive pressure, increased grape supply costs could have a negative impact on our operating results.

         Our quarterly results fluctuate because of the seasonality of the wine business

         Our business is subject to seasonal as well as quarterly fluctuations in revenues and operating results. Sales volume tends to increase during summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during winter when we have to pay growers for grapes harvested and make payments related to the harvest. These and other factors may cause fluctuations in the market price of our common stock.

         Competition may harm our business

         The table wine industry is intensely competitive and highly fragmented. Our wines compete in all of the wine market segments with many other Moldovan and foreign wines. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.

         Our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in wine consumption or the decision of our wholesale customers, retailers or consumers to purchase competitive products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase the number of our personnel or advertising or promotional expenditures to maintain our competitive position or for other reasons.

         The wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

         Our Board of Directors exercises significant control.

         Constantin Jitaru and Anatolie Sirbu beneficially own, collectively, over 63% of all outstanding shares of our common stock. Consequently, they are able, collectively, to elect all the members of our board of directors and control us. They currently are the only 2 members of our board of directors and our only officers. This concentration of ownership may have the affect of delaying or preventing someone else from acquiring control of us, which could affect our market price. Furthermore, with only 37% of our outstanding shares of common stock held by other people, the market price of our common stock is volatile.

         We generally do not have long-term supply contracts and we are subject to substantial price fluctuations for grapes and grape-related materials; we have a limited group of suppliers of glass bottles

         Our business is heavily dependent upon raw materials, such as grapes, grape juice in bulk, grains and packaging materials from third-party suppliers. We could experience raw material supply, production or shipment difficulties which could adversely affect our ability to supply goods to our customers. We also directly affected by increases in the costs of such raw materials. In the past, we have experienced dramatic increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages.

         Our acquisition strategy may not be successful

         We have recently made a number of acquisitions and anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Any other acquired business will need to be integrated with our existing operations. There can be no assurance that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Any acquisitions also will be accompanied by risks such as potential exposure to unknown liabilities of acquired companies, the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business, the diversion of management time and attention, the impairment of relationships with and the possible loss of key employees and customers of the acquired business, and the incurrence of amortization expenses if any acquisition is accounted for as a purchase. Our failure to adequately manage the risks associated with any acquisition could have a material adverse effect on our financial condition or results of operations.

         Agricultural risks

         Wine-making and grape growing are subject to a variety of agricultural risk. Various diseases, pests, fungi, virus', drought, frost and certain other weather conditions can affect the quality and quantity of grapes available to us, decreasing our supply of grapes and having a negative impact on our operating results.

         New regulations or increased regulatory costs could harm our business

         The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations or requirements or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could harm our business.

         We will need more working capital to grow

         The wine industry is a capital-intensive business, which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations or, by additional borrowings or additional equity.

         Infringement of our trademarks may damage our brand names or our business

         Our wines are branded consumer products, and we distinguish our wines from our competitors by enforcement of our trademarks. There can be no assurance that competitors will refrain from infringing our marks or using trademarks, tradenames or tradedress which dilute our intellectual property rights, and any such action may require us to become involved in litigation to protect these rights. Litigation of this nature can be very expensive and tends to divert management's time and attention.

         Adverse public opinion about alcohol may harm our business

         A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support, it could harm the wine industry and our business. Alternatively, anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements and other regulations designed to discourage consumption of alcoholic beverages, including wine. More restrictive regulations, negative publicity regarding alcohol consumption, publication of studies that indicate a significant health risk from moderate consumption of alcohol or changes in consumer perceptions of the relative healthfulness or safety of wine generally could adversely affect the sale and consumption of wine and the demand for wine and wine grapes and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices in the United States are located at 160 International Parkway, Suite 280, in an office facility in Heathrow, Florida, where we lease approximately 1,000 square feet under the terms of a lease which expires on June 30, 2003 for a monthly fee of $1,600. Our corporate offices for our wine production operations in the Republic of Moldova are located in Chisinau City at 6 Zamfir Arbore Street, where we own approximately 6,500 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

         Through our various subsidiaries, we operate 9 wineries in the Republic of Moldova near Chisinau City. Please see the discussion above under "Business - Wine-Making Facilities" regarding our winery properties.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

         We filed a complaint on July 17, 2001, in the Circuit Court of the Ninth Judicial circuit in and for Orange County, Florida, against Vadim Enikeev, an individual; Serguei Melnick, an individual; La-Sal Capital, Inc., a Florida corporation; Icara, Inc. a Florida corporation, Stoneside Development Limited, a personal services corporation, Goldberg Law Group, PA., a Florida corporation; Glenn E. Goldberg, an individual; Alan S. Lipstein, an individual; George Carapella, an individual; Thomas L. Tedrow, an individual; Larry Eastland, an individual; Robert Klosterman, an individual; and John Does and Jane Does, fictitious parties, the true parties intended to be those individuals or entities liable to plaintiff.

         The amended complaint seeks damages for breach of contract (defendants Enikeev, La-Sal, Icara, Goldberg Law Group, Stoneside); rescission (defendants La-Sal, Icara, Goldberg Law Group, Stoneside); breach of fiduciary duty (defendants Enikeev, Melnick, Goldberg Law Group, Goldberg, Eastland and Klosterman); aiding and abetting breach of fiduciary duty (defendants Stoneside, La-Sal, Icara, Goldberg Law Group, Goldberg, Carapella, Lipstein and Tedrow); declaratory relief (defendants Klosterman and Eastland); civil conspiracy (defendants Enikeev, Melnick, Goldberg, Goldberg Law Group, La-Sal, Icara, Stoneside, Lipstein, Carapella, Tedrow, Eastland and Klosterman); violation of Florida Securities Investors Protection Act (defendants La-Sal, Goldberg Law Group, Stoneside and Icara); fraudulent inducement (defendants Stoneside, La-Sal, Icara, Goldberg Law Group, Goldberg, Carapella, Lipstein and Tedrow).

         We allege that defendants Melnick and Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We further allege that many of the defendants entered into, or facilitated entry into, unapproved "consulting agreements" as a vehicle to justify issuance of the stock, and that the "consultants" provided little or no services to Asconi but received stock valued at as much as $11,200,000. The complaint seeks monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

         Defendant Enikeev has been defaulted and we are seeking entry of final judgment against him at this time. The remaining defendants have in some instances answered the amended complaint while also filing motions to dismiss, or have moved to dismiss only. Defendants Klosterman and Eastland have filed "General Denials" but have raised no defenses. No counterclaims have been filed against us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our shares of common stock are traded over-the-counter on the OTC Bulletin Board under the symbol "ASCS." Prior to April 2001, they were traded under the symbol "GRST." The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions.

                                                                 -----------------------
                                                                     High        Low
                                                                 -----------------------
       Fiscal Year Ended December 31, 2001
       Quarter Ended December 31, 2001/(2)/.....................      2.10         1.45
            Quarter Ended September 30, 2001/(2)/...............      3.80         1.02
            Quarter Ended June 30, 2001/(2)/....................     17.19         2.50
            Quarter Ended March 31, 2000........................      .875         .109

       Transition Period Ended December 31, 2000
            Quarter Ended December 31, 2000.....................     2.625         .562
            Quarter Ended September 30, 2000....................     2.750        1.000

       Fiscal Year Ended June 30, 2000
            Fourth Quarter......................................    13.250        1.750
            Third Quarter.......................................    15.000       12.000
            Second Quarter/(1)/.................................       N/A          N/A
            First Quarter/(1)/..................................       N/A          N/A

____________
(1) Prior to January 1, 2000, Trading in our common stock was limited and sporadic, and we were unable to obtain reliable quotation.

(2)   Share prices reflect reverse split of 100 to 1 on April 5, 2001.

Holders

         As of March 31, 2002, there were 902 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

         This section of Item 5 on Recent Sales of Unregistered Securities requests information on all securities that we have issued within the last 3 years that were not registered under the Securities Act. We have not issued any shares of our common stock since April 12, 2001, when we acquired the Moldovan Subsidiary. Our current officers and directors have no knowledge of any issuance of any securities by us prior to April 12, 2001. The individuals who were our officers and directors prior to April 12, 2001, and who have personal knowledge and who authorized the issuance of our common stock, are unable to provide material information for this section. The information contained in this section was obtained exclusively from our previously filed annual and quarterly reports. See the Introductory Comment on page 1 of this annual report.

         Based upon the above, and subject thereto, set forth below in chronological order is information regarding the numbers of shares of common stock sold, the number of options and warrants granted and the principal amount of debt instruments issued by us within the past 3 years, and the consideration received by us for such shares, options, warrants and debt instruments. None of these securities was registered under the Securities Act. All offers and sales of our securities were exempt from registration by virtue of Section 4(2) of the Securities Act and the rules promulgated therewith. All purchasers of our securities represented their intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued in such transactions. All purchasers of our securities had adequate access to information about us and were "accredited investors," as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Except as otherwise indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

         On August 25, 2000, we issued 52,500 shares of our common stock, at a market value of $68,906 based on the quoted market price, discounted for restriction, of our common stock on that date, as consideration for services rendered.

         In November 2000, we issued 492,500 shares of our common stock, at a market value of $373,750 based on the quoted market price, discounted for restriction, of our common stock on the dates issued, as consideration for services rendered.

         On November 17, 2000, we issued 188,000 shares of our common stock, at a market value of $94,000 based on the quoted market price, discounted for restriction, of our common stock on that date, as consideration for services rendered.

         On November 20, 2000, we issued 125,000 shares to correct initial calculations of issued shares at December 17, 1999. No monetary value is attached.

         On December 30, 2000, we rescinded 1 million shares of our common stock to correct the issuance of excess shares that we issued on December 17, 1999. No monetary value was attached.

         On January 10, 2001, we issued 3,750 shares of our common stock, at a market value of $18,750 based on the quoted market price, discounted for restriction, of our common stock on that date, and as consideration for services rendered.

         On January 10, 2001, we issued 3,000 shares of our common stock, at a market value of $15,000 based on the quoted market price, discounted for restriction, of our common stock on that date, as consideration for services rendered by Larry Eastland and Robert Klosterman.

         On January 26, 2001, we issued 43,308 shares of our common stock, at a market value of $216,542 based on the quoted market price, discounted for restriction, of our common stock on that date, as consideration for services rendered by Hannibal Corporation, a wholly-owned company of our only two directors at that time, Larry Eastland and Robert Klosterman.

         On January 26, 2001, we issued 60,350 shares of our common stock, at a market value of $301,750 based on the quoted market price, discounted from restriction, of our common stock on that date, as consideration for services rendered.

         On January 26, 2001, we issued 3,000 shares of our common stock to First Capital Corporation as an additional payment for treasure we purchased in May 2000.

         On March 15, 2001, we issued 15,600 shares of our common stock, at a market value of $94,000 based on the quoted market price, discounted for restriction, of our common stock on that date, as consideration for services rendered in connection with our acquisition of the Moldovan Subsidiary.

         On March 15, 2001, we reinstated 5,979 shares of our common stock that were earlier rescinded for non-performance of services.

         On April 12, 2001, we issued 12,600,000 shares of our common stock to the shareholders of Asconi Ltd., a Republic of Moldova corporation, in exchange for all of its issued and outstanding securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The following is derived from our audited consolidated financial statements as of and for the fiscal year ended December 31, 2001 and 2000.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000.

         Revenues. Revenues increased $6,060,221 or 122.82% to $10,994,644 for the fiscal year ended December 31, 2001 from $4,934,423 for the fiscal year ended December 31, 2000. This increase was primarily due to increased production and sales resulting from our acquisition of additional wine-making facilities near the end of fiscal year 2000.

         Cost of Sales. Cost of Sales increased by $3,431,513 or 109.83% to $6,623,800 for the fiscal year ended December 31, 2001, from $3,124,326 for the fiscal year ended December 31, 2000. This increase was primarily due to increased production and sales resulting from our acquisition of additional wine-making facilities near the end of fiscal year 2000.

         Selling and Administrative. Selling and administrative expenses increased by $1,825,169 or 548.72% to $2,157,795 for the fiscal year ended December 31, 2001 from $332,626 for the fiscal year ended December 31, 2000. This increase was primarily due to increased overhead resulting from our acquisition of additional wine-making facilities near the end of fiscal year 2000.

         Income from Operations. As a result of the foregoing, our income after certain expenses and before other items, interest expense and income taxes increased by $871,466 or 75.67% to $1,955,140 for the fiscal year ended December 31, 2001 from $1,151,635 for the fiscal year ended December 31, 2000.

         Other Items. Expenses relating to our merger with Asconi S.R.L., consulting services and minority interest expense amounted to $4,547,208 for the fiscal year ended December 31, 2001 compared to expenses for these items for the fiscal year ended December 31, 2000 estimated at $0.

         Interest Expense. Interest expenses increased by $157,427 or 160.23% to $255,678 for the fiscal year ended December 31, 2001 from $98,251 for the fiscal year ended December 31, 2000. This increase was primarily due to additional debt we incurred for operations and debt we assumed in connection with our acquisition of additional wine-making facilities near the end of fiscal year 2000.

         Income Taxes. Income taxes decreased by $42,137 or 12.70% to $305,946 for the fiscal year ended December 31, 2001 from $331,770 for the fiscal year ended December 31, 2000.

         Net Loss. We incurred a net loss of $3,100,974 for the fiscal year ended December 31, 2001 as compared to a net profit of $848,019 for the fiscal year ended December 31, 2000. This was due to the $4,504,177 in expenses we incurred in connection with the Asconi S.R.L. merger and consulting services.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

         Revenues. Revenues increased by $3,982,957 or 418.61% to $4,934,423 for the fiscal year ended December 31, 2000 from $951,466 for the fiscal year ended December 31, 1999. This increase was primarily due to our acquisition of additional wine-making facilities and a full year of operations.

         Cost of Sales. Cost of Sales increased by $2,617,957 or 517% to $3,124,326 for the fiscal year ended December 31, 2000, from $506,369 for the fiscal year ended December 31, 1999. This increase was primarily due to a full year of operations.

         Selling and Administrative. Selling and administrative expenses increased by $181,931 or 119.27% to $332,626 for the fiscal year ended December 31, 2000 from $151,695 for the fiscal year ended December 31, 1999. This increase was primarily due to a full year of operations.

         Income from Operations. As a result of the foregoing, our income after certain expenses and before interest expense and income taxes increased by $875,956 or 317.74% to $1,151,635 for the fiscal year ended December 31, 2000 from $275,679 for the fiscal year ended December 31, 1999.

         Interest Expense. Interest expenses increased by $88,644 or 922.70% to $98,251 for the fiscal year ended December 31, 2000 from $9,607 for the fiscal year ended December 31, 1999. This increase was primarily due to our assumption of debt in 1999.

         Income Taxes. Income taxes increased by $259,862 or 361.38% to $331,770 for the fiscal year ended December 31, 2000 from $71,908 for the fiscal year ended December 31, 1999.

         Net Profit. Net profit increased by $666,157 or 366.30% to $848,019 for the fiscal year ended December 31, 2000 as compared to a net profit of $181,862 for the fiscal year ended December 31, 1999.

Liquidity and Capital Resources

         We generated $1,445,885 in positive cash flow after taking into effect the $4,682,327 non-cash charges to income. Our current assets increased by $1,950,336 primarily as a result of increased credit extended to our customers and our advance payments for products and materials. Our accounts payable and accrued expenses increased by $495,309 as a result of our increased purchases and expenses.

         We borrowed approximately $1,553,000 to fund our short-term cash requirements, the acquisition of shares of Vitis-Hincesti and a major expansion of our wine-making facilities. We also paid off the debt associated with our acquisition of a controlling interest in SA Orhei-vin.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are set forth on pages F-1 through F-14 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2001.

Name                                Age    Title
-------------------------------- --------- ---------------------------------------------------
Constantin Jitaru                    43    Chairman of the Board, Chief Executive Officer and
                                           President
Anatolie Sirbu                       39    Director, Chief Financial Officer, Secretary and
                                           Treasurer

         Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

         Constantin Jitaru has served as our Chairman since April 2001, our Chief Executive Officer since June 2001 and our President since July 2001. From 1996 to April 2001, Mr. Jitaru was a Director, the Director General and one of two shareholders of the Moldovan Subsidiary. From 1993 to 1996, Mr. Jitaru was the General Director of VinInvest, a wine investment project in the Republic of Moldova initiated by the European Bank of Reconstruction and Development. Mr. Jitaru was responsible for managing VinInvest's investments, sales and marketing and wine production process. From 1989 to 1993, Mr. Jitaru worked in the viticultury and wine making department of the Ministry of Agriculture in the Republic of Moldova, ascending to the head of the department in late 1993. Mr. Jitaru earned a bachelor degree, with honors, from the National College of Viticulture and Wine Making and a masters degree, with honors, from the Technical University of Moldova, majoring in Wine Making Technology.

         Anatolie Sirbu has served as our a Director since April 2001 and our Chief Financial Officer, Secretary and Treasurer since June 2001. From 1994 to April 2001, Mr. Sirbu was the Finance Director of the Moldovan Subsidiary. From 1993 to 1994, Mr. Sirbu was the leading specialist at the Ministry of Agriculture of the Republic of Moldova where he was responsible for the operation and production of the scientific wine making plant in Gidighich. From 1990 to 1993, Mr. Sirbu served at the Ministry of Agriculture for the Republic of Moldova as the Quality Inspector of Alcohol Production and then as the leading wine specialist at the Department of Viticulture and Wine Making. During this time, Mr. Sirbu was responsible for the supervision of Moldova's wine industry and research. Mr. Sirbu earned a bachelor and a masters degree, both with honors, from the Technical University of Moldova, majoring in Wine Making Technology.

Board of Directors and Committees

         Directors are elected at the annual shareholders meeting and serve for one year or until their successors are elected and qualified. The 2 current directors were appointed by the previous members of our board of directors at a special meeting held on April 12, 2001. Officers are elected by our board of directors and their terms of office are at the discretion of our board of directors.

         We have no committees on our board of directors, including a Compensation Committee nor an Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than ten percent (10%) of our outstanding common stock to file reports with the SEC regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. Based solely on statements furnished to us, Constantin Jitaru and Anatolie Sirbu did file the required reports for initial statements of ownership. However, the reports were not filed on a timely basis. We received no information as to whether Larry Eastland and Robert Klosterman filed any required reports.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Asconi during the fiscal year ended December 31, 2001 ("Fiscal 2001"), the twelve month period ended December 31, 2000 ("Calendar 2000") and the fiscal years ended June 30, 2000 ("Fiscal 2000") and 1999 ("Fiscal 1999") by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years.

                          SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation /(5)/
                                                             ---------------------------------
Name And Principal Position                 Period            Salary ($)             Bonus ($)
--------------------------------------- ---------------      -----------------  --------------
Constantin Jitaru/(1)/                     Fiscal 2001        10,320/(3)/          40,000/(3)/
     Chairman and
     Chief Executive Officer

Larry L. Eastland/(2)/                   Fiscal 2001               --/(4)/             --/(4)/
     Chairman and                       Calendar 2000              --/(4)/             --/(4)/
     Chief Executive Officer             Fiscal 2000          141,084                  -0-
                                         Fiscal 1999           65,000                  -0-

----------
(1) Mr. Jitaru became our Chief Executive Officer on June 29, 2001, and has been the Chief Executive Officer of our wholly-owned subsidiary, Asconi S.R.L., since April 12, 2001. From April 12, 2001 to June 29, 2001 we had no Chief Executive Officer.

(2)   Mr. Eastland was our Chief Executive Officer until April 12, 2001.

(3) Compensation is paid in lei, the official currency of Moldova, and the amount set forth in this table is the equivalent in United States dollars. Represents compensation of $1,200 per month in salary and periodic bonuses for services performed from April 12, 2001 to December 31, 2001.

(4) Not able to obtain reliable information on Mr. Eastland's compensation annual or otherwise. See Introductory Comment on page 1 of this annual report.

(5) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.

Stock Options Granted and Exercised in Fiscal Year 2001

         No stock option grants were made to Constantin Jitaru in fiscal year 2001, and no stock options were exercised by Constantin Jitaru in fiscal year 2001. Not able to obtain reliable information on whether stock option grants were made to Mr. Eastland in fiscal year 2001, or whether stock options were exercised by Mr. Eastland in fiscal year 2001. See Introductory Comment on page 1 of this annual report.

Director Compensation

         Currently, our directors do not receive compensation for serving on our board of directors. Directors are reimbursed for their reasonable expenses incurred in attending meetings.

Employment Agreements

         Neither of our 2 officers have employment contracts, and we do not anticipate entering into any employment contracts with these officers in the near future.

Employee Benefit Plans

         We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001 by the following individuals or groups:

          .    each person or entity who we know beneficially owns more than
               5.0% in the aggregate of our outstanding common stock;
          .    each of the executive officers named in the Summary Compensation
               Table;
          .    each of our directors; and
          .    all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Asconi Corporation, 160 International Parkway, Suite 280, Heathrow, Florida 32827. To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

         The percentage of beneficial ownership in the following table is based upon 14,586,689 shares of common stock outstanding as of December 31, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of December 31, 2001 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                Number of Shares          Shares Beneficially Owned as a
Name of Beneficial Owner                        Beneficially Owned        Percentage of Class Outstanding
----------------------------------------------  ------------------------  -------------------------------
Constantin Jitaru.........................              4,603,125                        31.56%

Anatolie Sirbu............................              4,603,125                        31.56%

All directors and executive officers as a               9,206,250                        63.11%
   group (2 persons)......................

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We purchased $315,550 worth of bulk wine from VinExport, a Romanian company, in the fiscal year ended December 31, 2001. Constantin Jitaru and Anatolie Sirbu, our 2 directors and only officers each own 30% of the outstanding securities of VinExport. The bulk wine was bottled and sold, and accounted for approximately 6% of total wine sales in the fiscal year ended December 31, 2001, based on volume.

         See the Introductory Comment on page 1 of this annual report.

         PART IV
         -------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

        Exhibit        Description of Exhibit
        -------        ----------------------
        2.1            Exchange Agreement between Asconi Corporation (formally
                       Grand Slam Treasures, Inc., Asconi Holdings Limited and
                       Asconi Ltd.), dated April 12, 2001./(1)/

        3.1            Restated Articles of Incorporation./(2)/

        3.2            Amended and Restated Bylaws./(2)/

        10.1 Consulting Agreement with Stoneside Development Limited, dated April 16, 2001./(3)/

        10.2           Consulting Agreement with La-Sal Capital, Inc., dated
                       April 16, 2001./(3)/

        10.3           Consulting Agreement with ICARA, Inc., dated April 16,
                       2001./(3)/

        10.4 Consulting Agreement with The Goldberg Law Group, P.A., dated April 13, 2001./(3)/

        10.5           Office Lease in Heathrow, Florida./(4)/

        10.6           General Contract for Delivery No. 1 Agreement with Josef
                       Smilek dated December 3, 2001./(4)/

        10.7 Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000./(4)/

        10.8 Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001./(4)/

        10.9           Contract of Sale No. X-075 with I.E. Hordex, dated
                       January 10, 2002./(4)/

        10.10          Contract No. 05-04/01-A with Winnice Moldowy, dated March
                       1, 2001./(4)/

        10.11          Contract with Estate-Design S.R.L., dated 1999./(4)/

        10.12          Contract No. S2001/018 with Glass Container Company,
                       S.A., dated January 22, 2001./(4)/

        10.13          Contract of Buying-Selling with Ilitax-Pac, Ltd., dated
                       January 1, 2000./(4)/

        10.14          Contract No. M3-001 with Pomul, Ltd., dated January 4,
                       2001./(4)/

        10.15          Contract No. 1/2002 with Agro-Inedit, Ltd., dated
                       November 29, 2001./(4)/

        16.1           Letter of Aronson, Fetridge & Weigle to the SEC, dated
                       August 17, 2001./(2)/

        21.0           Subsidiaries./(4)/

        ---------------------------

(1) Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.

(2) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.

(3) Incorporated by reference to our Registration Statement on Form S-8, filed on April 24, 2001, file no. 000-23712.

(4)   Filed herewith.

         (b)   Reports on Form 8-K:

         We filed one report on Form 8-K on November 19, 2001, indicating we issued a press release announcing that we had been notified that quotation of our common stock on the OTC Bulletin Board will be suspended on or about November 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASCONI CORPORATION


Date:  April 15, 2002           BY:               /s/ Constantin Jitaru
                                   ---------------------------------------------
                                   Constantin Jitaru, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 15, 2002           BY:               /s/ Constantin Jitaru
                                   ---------------------------------------------
                                   Constantin Jitaru, President, Chief Executive Officer and Director



Date:  April 15, 2002           BY:                   /s/ Anatolie Sirbu
                                   ---------------------------------------------
                                   Anatolie Sirbu, Secretary and Director

                          INDEX TO FINANCIAL STATEMENTS

                               ASCONI CORPORATION
                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
Independent Auditor's Report..........................................................            F-2

Audited Financial Statements
     Consolidated Balance Sheets as of December 31, 2001 and 2000.....................            F-3

     Consolidated Statements of Income and Comprehensive Income
         for the years ended December 31, 2001 and 2000,..............................            F-4

     Consolidated Statements of Changes in Shareholders' Equity for the
         years ended December 31, 2001 and 2000.......................................            F-5

     Consolidated Statements Of Cash Flow for the years
         ended December 31, 2001 and 2000.............................................      F-6 - F-7

     Notes to Consolidated Financial Statements.......................................     F-8 - F-15

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders of Asconi Corporation

We have audited the accompanying consolidated balance sheets of "Asconi Corporation" (formerly Grand Slam Treasures, Inc.) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Asconi's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of "Asconi Corporation" and its subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.




Thomas Leger & Co., L.L.P.
Houston, Texas
March 29, 2002

                              ASCONI CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (UNITED STATES DOLLARS)



                                  ASSETS


                                                                   December 31,
                                                       ----------------------------------
                                                             2001                 2000
                                                       ------------           -----------
CURRENT ASSETS
   Cash and bank balances                              $     15,244           $    43,142
   Trade receivables                                      2,128,975             1,211,994
   Inventories                                            2,762,943             2,747,721
   Refundable taxes and tax deposits                        571,705                67,831
   Advance payments                                         694,843               201,136
   Other                                                     30,443                 9,891
                                                       ------------           -----------

TOTAL CURRENT ASSETS                                      6,204,153             4,281,715

FIXED ASSETS                                              2,547,614             2,228,174
INVESTMENT                                                  689,988                     -
DEFERRED TAXES                                               75,278                27,129
OTHER                                                         3,918                 2,374
                                                       ------------           -----------

TOTAL ASSETS                                           $  9,520,951           $ 6,539,392
                                                       ============           ===========



                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $  2,509,355           $ 2,125,647
     Short-term debt                                      1,004,716               432,782
     Taxes payable                                          314,565               381,891
     Accrued and other liabilities                          395,248               216,321
                                                       ------------           -----------

TOTAL CURRENT LIABILITIES                                 4,223,884             3,156,641
LONG-TERM LIABILITIES
     Long-term debt                                       1,720,579               739,562
     Deferred taxes                                         198,560               126,674
                                                       ------------           -----------

TOTAL LIABILITIES                                         6,143,023             4,022,877

MINORITY INTEREST                                           184,181               150,000

SHAREHOLDERS' EQUITY
     Common stock $.001 par value 100,000,00
        authorized and 14,586,689 outstanding at
        December 31, 2001                                    14,587                     -
     Paid in capital                                      5,508,627             1,459,500
     Retained earnings (deficit)                         (2,072,651)            1,028,323
     Accumulated other comprehensive loss                  (256,816)             (121,308)
                                                       ------------           -----------

     Total shareholders' Equity'                          3,193,747             2,366,515
                                                       ------------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  9,520,951           $ 6,539,392
                                                       ============           ===========

                              ASCONI CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            (UNITED STATES DOLLARS)

                                                                                      Year Ended December 31,
                                                                                  -----------------------------------
                                                                                       2001                  2000
                                                                                  -------------          ------------
SALES                                                                             $ 10,994,644           $ 4,934,423

COST OF SALES
                                                                                     6,555,839             3,124,326
                                                                                  -------------          ------------

GROSS PROFIT                                                                         4,438,805             1,810,097


DEPRECIATION AND AMORTIZATION                                                          257,909               325,836

SELLING AND ADMINISTRATIVE EXPENSES                                                  2,157,795               332,626
                                                                                  -------------          ------------

INCOME FROM OPERATIONS                                                               2,023,101             1,151,635


MERGER COSTS                                                                           504,177                     -
CONSULTING                                                                           4,000,000                     -
MINORITY INTEREST EXPENSE                                                               43,031                     -
INTEREST EXPENSE                                                                       255,678                98,251
OTHER (INCOME) LOSS                                                                    (52,718)             (126,405)
                                                                                  -------------          ------------
INCOME (LOSS) BEFORE TAX PROVISION                                                  (2,727,067)            1,179,789

PROVISION FOR INCOME TAXES                                                             373,907               331,770

                                                                                  -------------          ------------
NET INCOME (LOSS)                                                                   (3,100,974)              848,019

OTHER COMPREHENSIVE LOSS
  FOREIGN CURRENCY TRANSLATION                                                        (135,508)             (121,308)
                                                                                  -------------          ------------
 COMPREHENSIVE LOSS                                                               $ (3,236,482)          $   726,711
                                                                                  =============          ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED                                                                 14,100,113            12,986,689  (1)
                                                                                  =============          ============

BASIC NET INCOME (LOSS) PER SHARE
  BASIC AND DILUTED                                                                      (0.23)                 0.06
                                                                                  =============          ============

(1) Number of shares outstanding the day of the merger for comparison only

                              ASCONI CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2001 and 2000
                            (UNITED STATES DOLLARS)

                                                                                Retained            Accumulated          Total
                                    Common          Common       Paid in        Earnings               Other         Shareholders'
                                    Shares          Stock        Capital        (Deficit)      Comprehensive loss       Equity
                                  -----------     ----------   ------------   ------------   ----------------------  -------------
Balance December 31, 1999                         $        -   $ 1,109,500    $   180,304    $                -      $   1,289,804

Capital contributions                       -                      350,000              -                     -            350,000
Comprehensive income:
  Earnings                                  -                            -        848,019                     -            848,019
  Foreign currency translation              -                            -              -              (121,308)          (121,308)
                                  -----------     ----------   -----------    -----------    ------------------      -------------
Balance at December 31, 2000                -                    1,459,500      1,028,323              (121,308)         2,366,515


Capitalization for
  Merger April 12, 2001            12,986,689         12,987       353,553              -                     -            366,540
Stock issued for consulting
  April 22, 2001                    1,600,000          1,600     3,998,400              -                     -          4,000,000
Pay off of quaranteed debt
  on acquisition of Orhie-Vin
  in 2000                                   -              -      (302,826)             -                     -           (302,826)
Comprehensive loss                          -              -             -     (3,100,974)                    -         (3,100,974)
  Foreign currency translation              -              -             -              -              (135,508)          (135,508)
                                  -----------     ----------   -----------    -----------    ------------------      -------------
Balance at December 31, 2001       14,586,689     $   14,587   $ 5,508,627    $(2,072,651)   $         (256,816)     $   3,193,747
                                  ===========     ==========   ===========    ===========    ==================      =============

                              ASCONI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                            (UNITED STATES DOLLARS)

                                                                                           Year Ended December 31,
                                                                                   --------------------------------------
                                                                                         2001                  2000
                                                                                   ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $  (3,236,482)          $   726,711
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                                       257,909               325,836
     Deferred income taxes                                                                23,737               108,438
     Merger and consulting costs-net                                                   4,366,540                     -
     Minority interest expense                                                            34,181                     -
(Increase) decrease in assets:
     Trade receivables                                                                  (916,981)             (719,736)
     Inventories                                                                         (15,222)           (1,250,735)
     Refundable taxes                                                                   (503,874)               14,101
     Advance payments                                                                   (493,707)             (182,894)
     Other                                                                               (20,552)               (9,228)
Increase (decrease) in liabilities
     Accounts payable                                                                    383,708             1,019,943
     Taxes payable                                                                       (67,326)              119,726
     Accrued liabilities                                                                 178,927                66,510
                                                                                   -------------           -----------
Net cash provided (used) by operating activities                                          (9,142)              218,672
                                                                                   -------------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                           (577,349)             (621,385)
     Investment                                                                         (689,988)                    -
     Other                                                                                (1,544)               (4,982)
                                                                                   -------------           -----------
Cash used for investing activities                                                    (1,268,881)             (626,367)
                                                                                   -------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings (net)                                                         334,716               (49,181)
     Proceeds from long-term debt                                                      1,218,235               500,000
     Payment of guaranteed debt                                                         (302,826)                    -
                                                                                   -------------           -----------
Cash provided by financing activities                                                  1,250,125               450,819
                                                                                   -------------           -----------
NET INCREASE (DECREASE) IN
     CASH AND BANK BALANCES                                                              (27,898)               43,124

Cash and bank balances, at beginning of period                                            43,142                    18
                                                                                   -------------           -----------
Cash and bank balances, at end of period                                           $      15,244           $    43,142
                                                                                   =============           ===========

                              ASCONI CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                    YEARS ENDED DECEMBER 31, 2001 and 2000
                            (UNITED STATES DOLLARS)


SUPPLEMENTARY CASH FLOWS DISCLOSURES

                                                             Year Ended December 31,
                                                        --------------------------------
                                                           2001                 2000
                                                        -----------          -----------
1.  Interest paid                                       $   250,121          $   98,270
                                                        ===========          ==========
    Taxes paid                                          $   250,157          $  164,685
                                                        ===========          ==========

2. During October and December, 2000 the Members of ASCONI S.R.L. acquired controlling interest of SA Fabrica de vinuri din Puhoi and SA Orhei-vin and contributed said interest to ASCONI S.R.L.

    The following amounts represent the non-cash portion of these transactions:

    Accounts receivable                            $     23,137
    Inventory                                           887,873
    Fixed assets                                        618,682
    Deferred taxes                                       24,013
    Accounts payable                                   (383,998)
    Taxes payable                                       (22,801)
    Accrued expenses                                   (144,561)
    Long-term debt                                     (502,345)
    Minority interest                                  (150,000)
                                                   ------------
                                                   $    350,000
                                                   ============

3. During 2001 stock was issued pursuant to an exchange agreement. The following amounts represent the non-cash portion of the transaction:

    Merger Costs                                   $    504,177
    Accrued Liabilities                                (137,637)
                                                   ------------
                                                   $    366,540
                                                   ============

4.  During 2001 stock was issued for consulting in the amount of $4,000,000.

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Asconi Corporation, formerly Grand Slam Treasures, Inc. (the "Company"), acquired 100% of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) through its wholly-owned subsidiary, Asconi Holding Company Limited, a British Virgin Island company, in a merger in April, 2001. Asconi S.R.L. commenced operations in 1999. Asconi S.R.L. acquired a controlling interests in SA Fabria de vin uri din Puhoi (70%) and SA Orhei-vin (74%), both Moldovan entities, in the fiscal year 2000, which were recorded as purchases.

     The consolidated financial statements include the accounts of the Company, Asconi Holding Company Limited, Asconi S.R.L., SA Fabria de vin uri din Puhoi and SA Orhei-vin (collectively referred to as the "Group").

     Asconi S.R.L. acquired approximately 25% of SA Vitis Hincesti December 18, 2001. Operations from December 18, through 31, 2001 of S.A. Vitis Hincesti were immaterial and are not included in the financial statements of the Group.

     The Moldova subsidiaries produce, market and sell premium Moldovan wines in countries outside Moldova, with over 90% percent of their revenue coming from sales in Russia.

2.   BASIS OF PRESENTATION

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in Moldova.

     The following material adjustments were made in 2000 to present the consolidated financial statements to conform with US GAAP:

             the subsidiaries financial statements were restated to reflect the purchase price. This resulted in a write down approximately of $6,660,000. No charge to income is reflected since this write down occurred at the time of acquisition; and

             the subsidiaries did not have any material operations subsequent to the acquisitions and December 31, 2000.

3.   SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

     Basis of consolidation
     ----------------------
     The consolidated financial statements of the Group include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

     Economic and political risks
     ----------------------------
     The Group faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in Russia.

     The financial statements have been prepared assuming the Group will continue as a going concern.

     Cash and cash equivalents
     -------------------------
     The Group considers cash and cash equivalents to include cash on hand and demand deposits with banks with maturity dates of three months or less.

     Inventory
     ---------
     Inventories are stated at the lower of cost or market on the first-in, first-out basis, and includes finished goods, raw materials, packaging material and product merchandise. Finished goods include costs of raw materials (grapes and bulk wine), packaging, labor used in wine production, bottling and warehousing on winery facilities and equipment.

     In accordance with general practice in the wine industry, wine inventories are included in current assets, although a portion of such inventories may be aged for periods longer than one year.

     Property, plant and equipment
     -----------------------------
     Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

     When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Group examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. There were no impairments.

     Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

               .      Buildings                          2% - 4.0%
               .      Machines and equipment             5% - 10%
               .      Vehicles                           10%
               .      Office equipment                   20% - 33%

     Income taxes
     ------------
     Taxes are calculated in accordance with taxation principles currently effective in the Republic of Moldova and the United States of America. Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes".

     Minority Interest
     -----------------
     Minority interest is based on the net book value of the subsidiaries financial statements used in the consolidation.

     Foreign currency translation
     ----------------------------
     Conversion of currency from a Republic of Moldova lei ("MDL$") into a United States dollar ("US$") has been made at the respective applicable rates of exchange. Monetary assets and liabilities denominated in foreign currencies are converted into US$ at the applicable rate of exchange at the balance sheet date.

     Conversion of currency from MDL$ into US$ has been made at the rate of exchange on December 31, 2001 and 2000: at US$1.00: MDL$13.0909: and US$1.00: MDL$12.3833. No representation is made that the MDL$ amounts could have been, or could be, converted into US$ at that rate. Income and expense items were converted at the average rates for the year.

     Use of estimates
     ----------------
     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

     Revenue recognition
     -------------------
     Revenue is recognized when title passes to the customer upon delivery of the merchandise to a third party shipper.

     Employees' benefits
     -------------------
     Mandatory contributions are made by the Moldovan subsidiaries to the Moldovan Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

     Earnings Per Share
     ------------------
     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation.

     Reclassification
     ----------------
     Certain reclassifications have been made to the December 31, 2000 financial statements in order to conform to the classification used in the current year.

4.   TRADE RECEIVABLES

                                                                            December 31,
                                                               ------------------------------------
                                                                 2001                    2000
                                                               ------------            ------------
        Foreign                                                $  2,130,746            $  1,188,857
        Domestic                                                     20,303                  71,863
        Less: allowance for
                 doubtful accounts                                  (22,074)                (48,726)
                                                               ------------            ------------
                                                               $  2,128,975            $  1,211,994
                                                               ============            ============


     Foreign receivables are primarily from a single company.

5.   INVENTORIES

     Inventories are summarized as follows:

                                                                           December 31,
                                                                -----------------------------------
                                                                     2001                    2000
                                                                ------------           ------------
        Raw materials                                           $   266,836            $    281,675
        Bulk wine                                                 2,379,657               2,387,186
        Bottled wine                                                116,450                  78,860
                                                                -----------            ------------
                                                                $ 2,762,943            $  2,747,721
                                                                ===========            ============



     Certain inventory is pledged as collateral for loans.

6.   REFUNDABLE AND TAXES PAYABLE

     Refundable taxes include Value Added Taxes ("VAT") which arise from exports to Russia, which are exempt from VAT. These refundable taxes can be used to offset certain taxes payable. Taxes payable are comprised primarily of income taxes, VAT, and excise taxes. The Moldovan subsidiaries have been granted permission by the taxing authority to net certain taxes. However, there is no assurance this will be allowed in the future. The detail of taxes payable if the Group was not allowed to offset is as follows:

                                                                           December 31,
                                                                -----------------------------------
                                                                     2001                   2000
                                                                -----------             -----------
     Taxes payable:
        Income tax                                              $   139,500             $   306,243
       Other taxes                                                  175,065                  75,648
                                                                -----------             -----------
                                                                $   314,565             $   381,891
                                                                -----------             -----------

7.   PROPERTY, PLANT AND EQUIPMENT

                                                                                December 31,
                                                                 ------------------------------------
                                                                     2001                     2000
                                                                 -----------              -----------
     Land and buildings                                          $   618,682              $   618,682
     Machinery and equipment                                       2,193,062                1,811,613
     Other                                                           312,548                  141,438
                                                                 -----------              -----------
                                                                   3,124,292                2,571,733
                                                                 -----------              -----------
     Less accumulated
       depreciation                                                 (576,678)                (343,559)
                                                                 -----------              -----------
                                                                 $ 2,547,614              $ 2,228,174
                                                                 -----------              -----------

8.   INVESTMENT

     Asconi S.R.L. acquired approximately 25% of Vitis Hincesti winery on December 18, 2001 for approximately $690,000. On March 7, 2002 Asconi S.R.L. acquired an additional approximately 21% of Vitis-Hincesti for approximately $580,000. Asconi S.R.L. is treating the acquisition as a purchase accounted for by the equity method. The following unaudited condensed financial statements of Vitis-Hincesti are provided.

                                Vitis-Hincesti
                       Unaudited Condensed Balance Sheet
                                 December 31, 2001
--------------------------------------------------------------------------------
Cash                                           $      28,078
Accounts Receivable                                  442,901
Inventory                                          1,846,068
                                               -------------
                                                   2,317,047

Fixed assets-net                                   1,705,904
                                               -------------
Total Assets                                   $   4,022,951
                                               =============

Accounts  Payable                              $     162,333
Current debt                                       1,008,334
Other                                                121,209
                                               -------------
                                                   1,291,876

Long-term debt                                       647,453
Shareholders' equity                               2,083,622
                                               -------------
Total Liabilities & Shareholders' equity       $   4,022,951
                                               =============

                                Vitis-Hincesti
                     Unaudited Condensed Income Stataement
                         Year Ended December 31, 2001
--------------------------------------------------------------------------------

Sales                                          $  1,260,158
Cost of goods sold                                  761,999
Gross profit                                   ------------
                                                    498,159
General and administrative                           47,881
Depreciation                                        143,744
Interest                                            284,177
                                               ------------
                                                     22,357
Taxes                                                 6,368
                                               ------------
Net Income                                     $     15,989
                                               ------------

9.   LONG-TERM DEBT

                                                                            December 31
                                                                --------------------------------
                                                                     2001                2000
                                                                ------------           ---------
        Note to Universal Bank, Moldova renewed January 3,
        2001 due January 3, 2002. Interest rate (13% and
        17% at December 31, 2001 and 2000). Secured by
        equipment and inventory.                                 $   500,000           $ 500,000

        Note to Universal Bank, Moldova dated August 8,
        2001 due July 31, 2004. Interest rate 12%.
        Secured by equipment and inventory                         1,200,000

        Note to Universal Bank, Moldova dated December 18,
        2001 due March 15, 2002. Interest rate 30%.
        Secured by stock in Vitis Hincesti.                          227,640

        Note to Victoria Bank, Moldova dated May 23, 2001,
        due May 23, 2002 for $300,000. Interest rate
        12%. Secured by inventory.                                   200,000

        Note to Victoria Bank, Moldova dated October 5,
        2001 due May 7, 2002 for $200,000. Interest rate
        26%. Secured by inventory.                                    77,076

        Note  to   Vininvest,   S.R.L.,   Moldova   renewed
        December,  2000 due  December  29,  2004.  Interest
        rate 11.6%.  Secured by equipment and inventory.            520,579             502,344

        Note to Universal Bank, Moldova paid off in 2001.      ------------             170,000
                                                                                      ---------
                                                                  2,725,295           1,172,344
                                                                 (1,004,716)           (432,782)
                                                               ------------           ---------
                                                               $  1,720,579           $ 739,562
                                                               ============           =========

10.  INCOME TAXES

     The nominal statutory corporate tax rate in the Republic of Moldova is 28%. Taxes are calculated in accordance with Moldovan regulations and are paid on a yearly basis. Taxes are calculated on a separate entity basis since consolidation is not allowed in Moldova.

     The provision for income taxes is as follows:

                                                                          Year ended December 31,
                                                                 ------------------------------------
                                                                     2001                     2000
                                                                 -----------              -----------
     Current tax expense                                         $   350,170              $   330,340
     Deferred tax                                                     23,737                    1,430
                                                                 -----------              -----------
                                                                 $   373,907              $   331,770
                                                                 -----------              -----------

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Group's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Deferred tax assets and liabilities are comprised of the following:

                                                                               December 31,
                                                                 ------------------------------------
                                                                      2001                     2000
                                                                 -----------              -----------
     Deferred tax assets:
       Basis difference in  inventory                            $   126,262              $     8,169
       Basis difference in accounts receivable                         6,180                   13,643
       Basis difference in fixed assets                              451,667                  483,555
       Other                                                               -                    5,317
       Net operating loss in USA                                     946,317                        -
       Valuation-allowance                                        (1,455,148)                (483,555)
                                                                 -----------              -----------
                                                                      75,278                   27,129
     Deferred tax  Liabilities:
        Basis difference in fixed assets                            (198,560)                (126,674)
                                                                 -----------              -----------
                                                                 $  (123,282)             $   (99,545)
                                                                 ===========              ===========

     A reconciliation of income tax computed at the nominal statutory corporate tax rate to the provision for income taxes follows:

                                               Fiscal year ended December 31
                                         --------------------------------------
                                              2001                     2000
                                         ------------              ------------
Income taxes at
 nominal rate                            $   (763,579)             $   330,340
Permanent differences                       1,137,486                    1,430
                                         ------------              -----------
                                         $    373,907              $   331,770
                                         ============              ===========

11.  RELATED PARTY TRANSACTIONS

     The Company purchased $315,550 of bulk wine from VinExport. The Company's directors own 60% of VinExport. The Company sold the wine at its normal price.

12.  MAJOR CUSTOMERS

     The Moldovan subsidiaries sell approximately 70% of their products to 2 companies.

                  Company A                 40%

                  Company B                 30%

13.  COMMITMENT AND CONTINGENCY

     Asconi S.R.L. guaranteed $300,000 of debt owed by its 2 shareholders in 2000. The loan proceeds were used to acquire the stock of SA Orhei-vin. The shareholders then contributed the acquired stock to Asconi S.R.L. in 2000. The loan was paid off by Asconi S.R.L. in 2001.