Form 10QSB
period 2002-03-31
ASCONI CORP
filed 2002-05-14
CIK 847917

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       or

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

                      Yes      X             No
                           --------              ---------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of May 10, 2002
             -----                          ------------------------------
 Common Stock, $.001 par value                        14,586,689



       Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

                               ASCONI CORPORATION

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
              As of March 31, 2002 (unaudited) and December 31, 2001 .......  2
           Condensed Consolidated Statements of Income -
              For the Three Months Ended March 31, 2002 and 2001 ...........  3
           Condensed Consolidated Statements of Cash Flow
             For the Three Months Ended March 31, 2002 and 2001 ............  4
           Notes to Condensed Consolidated Financial Statements ............  5

       Item 2.  Management's Discussion and Analysis or Plan of Operation ..  6


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings ..........................................  7

       Item 2.  Changes in Securities ......................................  7

       Item 3.  Defaults Upon Senior Securities ............................  7

       Item 4.  Submission of Matters to Vote of Security Holders ..........  7

       Item 5. Other Information ...........................................  8

       Item 6. Exhibits and Reports on Form 8-K ............................8-9

SIGNATURES ................................................................. 10

Cautionary Note Regarding Forward-Looking Statements

         This quarterly report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

         The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," " plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this quarterly report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this quarterly report.

     o the timing, impact and other uncertainties related to pending and future acquisitions by us;

     o   the impact of new technologies;

     o   changes in laws or rules or regulations of governmental agencies; and

     o   currency exchange rate fluctuations.

         These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements in this quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this quarterly report are made only as of the date of this quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions. We cannot assure you that projected results will be achieved.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ASCONI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001
                             (UNITED STATES DOLLARS)

                        ASSETS

                                                  MARCH 31,        DECEMBER 31,
                                                    2002              2001
                                                ------------      -------------
CURRENT ASSETS
  Cash and bank balances                        $     41,888      $     15,244
  Trade receivables                                1,449,983         2,128,975
  Inventories                                      2,677,370         2,762,943
  Advance payments                                 1,135,903           694,843
  Other                                              791,019           602,148
                                                ------------      ------------

TOTAL CURRENT ASSETS                               6,096,163         6,204,153

FIXED ASSETS                                       2,464,265         2,547,614
INVESTMENT                                         1,253,695           689,988
OTHER                                                 77,687            79,196
                                                ------------      ------------

TOTAL ASSETS                                    $  9,891,810      $  9,520,951
                                                ============      ============


     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                             $  2,349,715      $  2,509,355
   Prepayments                                       460,558                 -
   Short-term debt                                 1,548,310         1,004,716
   Taxes payable                                     374,428           314,565
   Accrued and other liabilities                     380,347           395,248
                                                ------------      ------------

TOTAL CURRENT LIABILITIES                          5,113,358         4,223,884
LONG-TERM LIABILITIES
LONG-TERM DEBT                                       977,711         1,720,579
DEFERRED TAXES                                       192,679           198,560
MINORITY INTEREST                                    272,530           184,181



SHAREHOLDERS' EQUITY
   Common stock $.001 par value 100,000,000
     authorized and 14,586,689 issued                 14,587            14,587
   Paid in capital                                 5,508,627         5,508,627
   Retained earnings (deficit)                    (1,827,320)       (2,072,651)
   Accumulated other comprehensive loss             (360,362)         (256,816)
                                                ------------      ------------

   Total Shareholders' Equity                      3,335,532         3,193,747
                                                ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  9,891,810      $  9,520,951
                                                ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (UNITED STATES DOLLARS)
                                  (Unaudited)

                                                                                For three Months Ended
                                                                            -----------------------------
                                                                              MARCH 31,        MARCH 31,
                                                                                2002             2001
                                                                            -------------    ------------

SALES                                                                        $ 2,627,635      $ 1,780,549
COST OF SALES                                                                  1,748,311        1,165,128
                                                                            -------------    ------------
GROSS PROFIT                                                                     879,324          615,421

EXPENSES
   Minority interest expense                                                      95,779                -
   Depreciation                                                                   69,086           76,990
   Selling and Administration expenses                                           321,247          239,523
   Interest expense                                                               66,103           46,702
                                                                            -------------    ------------
TOTAL EXPENSES                                                                   552,215          363,215
                                                                            -------------    ------------
INCOME BEFORE TAX PROVISION                                                      327,108          252,206
PROVISION FOR INCOME TAXES                                                        81,777           71,000
                                                                            -------------    ------------
NET INCOME                                                                       245,331          181,206
OTHER COMPREHENSIVE LOSS
  FOREIGN CURRENCY TRANSLATION                                                   103,546                -
                                                                            -------------    ------------
  COMPREHENSIVE LOSS                                                           $ 141,785        $ 181,206
                                                                            =============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED                                                           14,586,689       12,986,689(1)
                                                                            =============    ============
  BASIC NET PER SHARE (BASIC AND DILUTED)                                         $ 0.01           $ 0.01
                                                                            =============    ============


(1) Number of shares outstanding the day of merger for comparison only

                  The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (UNITED STATES DOLLARS)
                                  (Unaudited)


                                                                                     MARCH 31,
                                                                             -----------------------
                                                                                2002          2001
                                                                             ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income                                                         $ 141,785     $ 181,206
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                               69,086        76,990
     Deferred income taxes                                                      (5,881)       (4,721)
     Minority interest expense                                                  88,349             -
     Effect of exchange rate changes on cash                                    72,021             -
(Increase) decrease in assets:
     Trade receivables                                                         678,992      (457,140)
     Advance payments                                                         (441,060)            -
     Inventories                                                                85,573       660,656
     Other                                                                    (188,871)     (171,631)
Increase (decrease) in liabilities
     Accounts payable                                                         (159,640)     (215,385)
     Taxes payable                                                             (14,901)       46,505
     Accrued liabilities                                                       460,558          (323)

                                                                             ----------    ---------

Net cash provided (used)  by operating activities                              786,011       116,157
                                                                             ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                                  (57,758)      (28,765)
     Investment                                                               (563,707)            -
    Other                                                                        1,509       (13,639)
                                                                             ----------    ---------

Cash used for investing activities                                            (619,956)      (42,404)
                                                                             ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings (net)                                               543,594        33,300
     Decrease in long-term debt (net)                                         (742,868)     (149,694)
                                                                             ----------    ---------
Cash provided by financing activities                                         (199,274)     (116,394)
                                                                             ----------    ---------
NET INCREASE (DECREASE) IN
     CASH AND BANK BALANCES                                                     26,644       (42,641)
Cash and bank balances, at beginning of period                                  15,244        43,142
                                                                             ----------    ---------
Cash and bank balances, at end of period                                      $ 41,888     $     501
                                                                             ==========    =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the "Company") without audit and include: the Company; Asconi Holding Company Limited, its wholly-owned subsidiary; and Asconi S.R.L., its wholly-owned subsidiary. Asconi S.R.L. acquired controlling interest (70%) of SA Fabria de vin uri din Puhoi and (74%) of SA Orhei-vin during October and December, 2000, which were recorded as a purchase. The condensed consolidated financial statements also include the accounts of these two majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

Asconi S.R.L. has acquired 46% of SA Vitis-Hincesti as of March 31, 2002. Operations from January 1, thru March 31, 2002 of SA Vitis-Hincesti were immaterial and are not included in the condensed consolidated financial statements.

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

NOTE 2 - TAXES

Income taxes are provided on foreign operations in accordance with taxation principles currently effective in the Republic of Moldova.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operation

         The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three months ended March 31, 2002 and 2001.

Three Months Ended March 31, 2002 As Compared To Three Months Ended
 March 31, 2001

         Revenues. Revenues increased by $847,086 or 48% to $2,627,635 for the three months ended March 31, 2002 from $1,780,549 for the three months ended March 31, 2001. This increase was primarily due to increased production and sales resulting from acquisitions in 2000.

         Cost of sales. Cost of sales increased by $583,183 or 50% to $1,748,311 for the three months ended March 31, 2002 from $1,165,128 for the three months ended March 31, 2001. This increase was primarily due to increased production volume costs.

         Selling and Administrative. Selling and administrative expenses increased by $81,724 or 34% to $321,247 for the three months ended March 31, 2002 from $239,523 for the three months ended March 31, 2001. This increase was primarily due to increased professional fees.

         Income from Operations. As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $94,303 or 32% to $393,211 for the three months ended March 31, 2002 from $298,908 for the three months ended March 31, 2001.

         Interest Expense. Interest expenses increased by $19,401 or 42% to $66,103 for the three months ended March 31, 2002 from $46,702 for the three months ended March 31, 2001. This increase was primarily due to increased borrowings.

         Income Taxes. Income taxes increased by $10,777 or 15% to $81,777 for the three months ended March 31, 2002 from $71,000 for the three months ended March 31, 2001. This increase was primarily due to increased income before taxes.

         Net Income. Our net income increased by $64,125 or 35% to $245,331 for the three months ended March 31, 2002 from $181,206 for the three months ended March 31, 2001. This increase was primarily due to increased sales.

Liquidity and Capital Resources.

         For the past few months, we have funded capital requirements through short loans. As of March 31, 2002 we had a cash balance of $41,888 and a working capital surplus of $982,804. This compares with a cash balance of $501 and a working capital surplus of $1,858,228 for the corresponding period of the prior year.

         Net cash provided in operating activities increased by $729,719 or 628% to $845,874 for the three months ended March 31, 2001 from $116,157 for the three months ended March 31, 2001. This increase in cash provided by operations resulted primarily from a decrease in trade receivables of $678,992, an increase in prepayments from customers of $460,558 and an increase in advance payments to vendors of $441,060.

         Cash flows used in investing activities for the three months ended March 31, 2002 increased by $577,552 or 1,362% as the current period used $619,956 in investing activities as opposed to $42,404 used in investing activities for the three months ended March 31, 2001. This change was due primarily to the purchase of additional shares of SA Vitis-Hincesti for approximately $563,707.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.
         (b)      None.
         (c)      None.
         (d)      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


         Exhibit    Description of Exhibit
         -------    ----------------------

         2.1        Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc.,
                    Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)
         3.1        Restated Articles of Incorporation.(2)
         3.2        Amended and Restated Bylaws.(2)
         10.1       Consulting Agreement with Stoneside Development Limited, dated April 16, 2001.(3)
         10.2       Consulting Agreement with La-Sal Capital, Inc., dated April 16, 2001.(3)
         10.3       Consulting Agreement with ICARA, Inc., dated April 16, 2001.(3)
         10.4       Consulting Agreement with The Goldberg Law Group, P.A., dated April 13, 2001.(3)
         10.5       Office Lease in Heathrow, Florida.(4)
         10.6       General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3,
                    2001.(4)
         10.7       Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9,
                    2000.(4)
         10.8       Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)
         10.9       Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)
         10.10      Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)
         10.11      Contract with Estate-Design S.R.L., dated 1999.(4)
         10.12      Contract No. S2001/018 with Glass Container Company, S.A., dated January 22,
                    2001.(4)
         10.13      Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)
         10.14      Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)
         10.15      Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)
         10.16      Contract No. 689 with KPMG Moldova S.R.L., dated January 28, 2002.(5)
         16.1       Letter of Aronson, Fetridge & Weigle to the SEC, dated August 17, 2001.(2)
         21.0       Subsidiaries.(4)

--------------------
(1) Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 0-23712.

(2) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.

(3) Incorporated by reference to our Registration Statement on Form S-8, filed on April 24, 2001, file no. 0-23712.

(4) Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 0-23712.

(5)   Filed Herewith.

         (b)      Reports on Form 8-K.

         During the fiscal quarter ended March 31, 2002 we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    ASCONI CORPORATION

Date:     May 10, 2002              /s/ Constantin Jitaru
                                    --------------------------------------------
                                    Constantin Jitaru, President and Chief
                                    Executive Officer

Date:     May 10, 2002              /s/ Anatolie Sirbu
                                    --------------------------------------------
                                    Anatolie Sirbu, Chief Financial Officer