Form 10QSB/A
period 2002-03-31
ASCONI CORP
filed 2002-05-23
CIK 847917

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

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

              Class                         Outstanding as of May 20, 2002
              -----                         ------------------------------
   Common Stock, $.001 par value                       14,586,689


   Transitional Small Business Disclosure Format (check one):   [_]Yes  [X] No

                                EXPLANATORY NOTE
                                ----------------

     This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-QSB filed on May 14, 2002 (File No. 333-23712) of Asconi Corporation (the "Form 10-QSB") is being filed for the purpose of amending and correcting the condensed consolidated statements of income for the three months ended March 31, 2002 and 2001 (unaudited) (the "Statements of Income"). The phrase "COMPREHENSIVE LOSS" on line 15 of the Statements of Income has been revised to read "COMPREHENSIVE INCOME." The Statements of Income as amended and modified is attached to this Amendment. This Amendment amends and modifies only that portion of the Form 10-QSB stated above. All other statements and provisions in the Form 10-QSB remain unchanged.

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                                          Page No.
                                                                                        --------
    Item 1.  Financial Statements

       Condensed Consolidated Statements of Income -
        For the Three Months Ended March 31, 2002 and 2001 ...........................        1
SIGNATURES ...........................................................................        2

                          PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS


                               ASCONI CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                             (UNITED STATES DOLLARS)
                                   (Unaudited)

                                                                       For three Months Ended
                                                                   -------------------------------
                                                                     MARCH 31,          MARCH 31,
                                                                       2002               2001
                                                                   -------------     -------------
SALES                                                              $   2,627,635    $   1,780,549

COST OF SALES                                                          1,748,311        1,165,128
                                                                   -------------    -------------

GROSS PROFIT                                                             879,324          615,421

EXPENSES

    Minority interest expense                                             95,779                -

    Depreciation                                                          69,086           76,990

    Selling and Administration expenses                                  321,247          239,523

    Interest expense                                                      66,103           46,702
                                                                   -------------    -------------

TOTAL EXPENSES                                                           552,215          363,215
                                                                   -------------    -------------

INCOME BEFORE TAX PROVISION                                              327,108          252,206

PROVISION FOR INCOME TAXES                                                81,777           71,000
                                                                   -------------    -------------

NET INCOME                                                               245,331          181,206

OTHER COMPREHENSIVE LOSS
  FOREIGN CURRENCY TRANSLATION                                           103,546                -
                                                                   -------------    --------------

COMPREHENSIVE INCOME                                               $     141,785    $     181,206
                                                                   =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED                                                   14,586,689       12,986,689 (1)
                                                                   =============    =============

  BASIC NET PER SHARE (BASIC AND DILUTED)                          $        0.01    $        0.01
                                                                   =============    =============

  (1) Number of shares outstanding the day of merger for comparison only

       The accompanying notes are an integral part of these consolidated financial statements

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     ASCONI CORPORATION

Date: May 22, 2002                   /s/ Constantin Jitaru
                                     -------------------------------------------
                                     Constantin Jitaru, President and Chief
                                     Executive Officer

Date: May 22, 2002                   /s/ Anatolie Sirbu
                                     -------------------------------------------
                                     Anatolie Sirbu, Chief Financial Officer