Form 10QSB
period 2002-06-30
ASCONI CORP
filed 2002-08-19
CIK 847917

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No: 000-23712

ASCONI CORPORATION
(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	91-1395124 (I.R.S. Employer Identification No.)

160 International Parkway, Suite 280
Heathrow, Florida 32746
(407) 833-8000
(Address of Principal Executive Offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2002
Common Stock, $.001 par value	14,586,689

Transitional Small Business Disclosure Format (check one):    ☐  Yes  ☒  No

ASCONI CORPORATION

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely,” “will” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

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

•	the timing, impact and other uncertainties related to pending and future acquisitions by us;

•	the impact of new technologies;

•	changes in laws or rules or regulations of governmental agencies; and

•	currency exchange rate fluctuations.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 (Unaudited) and December 31, 2001
(United States Dollars)

	June 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash and bank balances	$89,869	$15,244
Trade receivables	1,647,434	2,128,975
Inventories	3,593,483	2,762,943
Advance payments	903,727	694,843
Other	689,758	602,148

TOTAL CURRENT ASSETS	6,924,271	6,204,153
FIXED ASSETS	4,086,114	2,547,614
INVESTMENT	—	689,988
GOODWILL	327,874	—
OTHER	100,025	79,196

TOTAL ASSETS	$11,438,284	$9,520,951

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,371,048	$2,509,355
Short-term debt	2,064,760	1,004,716
Taxes payable	258,293	314,565
Accrued and other liabilities	504,165	395,248

TOTAL CURRENT LIABILITIES	5,198,266	4,223,884

LONG-TERM LIABILITIES
LONG-TERM DEBT	1,175,291	1,720,579
DEFERRED TAXES	275,497	198,560
MINORITY INTEREST	1,430,628	184,181

SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000 authorized and 14,586,689 issued	14,587	14,587
Paid in capital	5,508,627	5,508,627
Retained earnings (deficit)	(1,741,072)	(2,072,651)
Accumulated other comprehensive loss	(423,540)	(256,816)

Total Shareholders’ Equity	3,358,602	3,193,747

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,438,284	$9,520,951

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2002 and 2001
(United States Dollars)
(Unaudited)

	For Quarter Ended		For Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
SALES	$2,921,133	$2,933,293	$5,548,768	$4,713,842
COST OF SALES	2,049,193	1,556,670	3,797,504	2,721,798

GROSS PROFIT	871,940	$1,376,623	1,751,264	1,992,044
EXPENSES
Consulting	—	$4,000,000	—	$4,000,000
Merger Costs	—	$504,177	—	$504,177
Minority interest expense	129,694	—	225,473	—
Depreciation	69,086	95,945	138,172	172,935
Selling and Administration expenses	391,517	652,904	712,764	892,975
Interest expense	167,173	55,096	233,276	101,798

TOTAL EXPENSES	757,470	5,308,122	1,309,685	5,671,885

INCOME BEFORE TAX PROVISION	114,470	(3,931,499)	441,579	(3,679,841)
PROVISION FOR INCOME TAXES	28,223	155,564	110,000	226,564

NET INCOME (LOSS)	86,247	(4,087,063)	331,579	(3,906,405)
OTHER COMPREHENSIVE INCOME (LOSS)
FOREIGN CURRENCY TRANSLATION	(63,178)	—	(166,724)	—

COMPREHENSIVE INCOME (LOSS)	$23,069	$(4,087,063)	$164,855	$(3,906,405)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	14,586,689	14,217,459	14,586,689	13,605,474

BASIC NET PER SHARE (BASIC AND DILUTED)	$—	$(0.29)	$0.01	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended June 30, 2002 and 2001
(United States Dollars)
(Unaudited)

	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income	$164,855	$(3,906,405)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138,172	172,935
Deferred income taxes	76,937	(4,721)
Issuance of common stock for services	—	4,000,000
Issuance of common stock for merger	—	366,540
Minority interest expense	225,473	—
Effect of exchange rate changes on cash	90,162	—
(Increase) decrease in assets:
Trade receivables	924,442	(1,842,526)
Advance payments	(208,884)	—
Inventories	1,015,528	594,647
Other	(87,610)	(144,825)
Increase (decrease) in liabilities
Accounts payable	(300,640)	(187,777)
Taxes payable	(56,272)	(110,593)
Accrued liabilities	(12,292)	149,073

Net cash provided (used) by operating activities	1,969,871	(913,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(57,758)	(135,822)
Investment	(703,707)	—
Other	(20,828)	(7,847)

Cash used for investing activities	(782,293)	(143,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	51,710	1,439,000
Decrease in long-term debt (net)	(1,192,741)	(422,550)

Cash provided by financing activities	(1,141,031)	1,016,450

NET INCREASE (DECREASE) IN CASH AND BANK BALANCES	46,547	(40,871)
Cash and bank balances, at beginning of period	15,244	43,142
Cash purchased	28,078	—

Cash and bank balances, at end of period	$89,869	$2,271

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the “Company”) without audit and include: the Company; Asconi Holding Company Limited, its wholly-owned subsidiary; and Asconi S.R.L., its wholly-owned subsidiary. Asconi S.R.L. acquired controlling interest (70%) of SA Fabria de vin uri din Puhoi and (74%) of SA Orhei-vin during October and December, 2000, which were recorded as a purchase. Asconi S.R.L. acquired controlling interest (51%) of Vitis Hincesti S.A. as of June 12, 2002, which was recorded as a purchase. The condensed consolidated financial statements also include the accounts of these three majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

NOTE 2—TAXES

Income taxes are provided on foreign operations in accordance with taxation principles currently effective in the Republic of Moldova.

NOTE 3—CASH FLOW ADDITIONAL INFORMATION

The Company acquired controlling interest of Vitis Hincesti S.A. The following amount represents the non-cash portion of the transaction:

Accounts receivalbe	$442,901
Inventory	1,846,068
Fixed Assets	1,709,076
Goodwill	327,875
Accounts payable	(162,333)
Short-term debt	(1,008,334)
Accrued expenses	(121,209)
Long-term debt	(647,453)
Minority Interest Liability	(1,020,974)

$1,365,617

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operation

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2002 and 2001.

Three Months Ended June 30, 2002 As Compared To Three Months Ended June 30, 2001

Revenues.    Revenues were flat decreasing by $12,160 or .41% to $2,921,133 for the three months ended June 30, 2002 from $2,933,293 for the three months ended June 30, 2001. This decrease was primarily due to the fact that the activity during the three months ended June 30, 2001 was higher than usual because of certain changes in Russian legislation, which took effect on July 1, 2001.

Cost of sales.    Cost of sales increased by $492,523 or 31% to $2,049,193 for the three months ended June 30, 2002 from $1,566,670 for the three months ended June 30, 2001. This increase was primarily due to increased production price costs.

Consulting and merger costs.    Consulting and merger costs decreased by $4,000,000 and $504,177 respectively to zero for the three months ended June 30, 2002 from $4,000,000 and $504,177 respectively for the three months ended June 30, 2001. This decrease was due to the non-recurring nature of consulting and merger costs incurred during the three months ended June 30, 2001.

Selling and Administrative.    Selling and administrative expenses decreased by $261,387 or 40% to $391,517 for the three months ended June 30, 2002 from $652,904 for the three months ended June 30, 2001. This decrease was primarily due to decreased professional fees as well as operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations.    As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $4,158,046 to $281,643 for the three months ended June 30, 2002 from a loss of $3,876,403 for the three months ended June 30, 2001. This increase was primarily due to the non-recurring nature of consulting and merger costs incurred during the three months ended June 30, 2001.

Interest Expense.    Interest expenses increased by $112,077 or 203% to $167,173 for the three months ended June 30, 2002 from $55,096 for the three months ended June 30, 2001. This increase was primarily due to increased borrowings and interest expense related to our acquisition of a controlling interest in Vitis Hincesti S.A.

Income Taxes.    Income taxes decreased by $127,341 or 82% to $28,223 for the three months ended June 30, 2002 from $155,564 for the three months ended June 30, 2001. This decrease was primarily due to a decrease in our operating income before taxes related to our subsidiaries.

Net Income.    Our net income increased by $4,173,310 to $86,247 for the three months ended June 30, 2002 from a net loss of $4,087,063 for the three months ended June 30, 2001. This increase was primarily due to the non-recurring nature of consulting and merger costs incurred during the three months ended June 30, 2001.

Six Months Ended June 30, 2002 As Compared To Six Months Ended June 30, 2001

Revenues.    Revenues increased by $834,926 or 18% to $5,548,768 for the six months ended June 30, 2002 from $4,713,842 for the six months ended June 30, 2001. This increase was primarily due to increased production and sales resulting from acquisitions in 2000 through 2002.

Cost of sales.    Cost of sales increased by $1,075,706 or 40% to $3,797,504 for the six months ended June 30, 2002 from $2,721,798 for the six months ended June 30, 2001. This increase was primarily due to increased production price and volume costs.

Consulting and merger costs.    Consulting and merger costs decreased by $4,000,000 and $504,177 respectively to zero for the six months ended June 30, 2002 from $4,000,000 and $504,177 respectively for the six months ended June 30, 2001. This decrease was due to the non-recurring nature of consulting and merger costs incurred during the six months ended June 30, 2001.

Selling and Administrative.    Selling and administrative expenses decreased by $180,211 or 20% to $712,764 for the six months ended June 30, 2002 from $892,975 for the six months ended June 30, 2001. This decrease was primarily due to decreased professional fees as well as operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations.    As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $4,252,898 to $674,855 for the six months ended June 30, 2002 from a loss of $3,577,496 for the six months ended June 30, 2001. This increase was primarily due to the non-recurring nature of consulting and merger costs incurred during the six months ended June 30, 2001.

Interest Expense.    Interest expenses increased by $131,478 or 129% to $233,276 for the six months ended June 30, 2002 from $101,798 for the six months ended June 30, 2001. This increase was primarily due to increased borrowings and interest expense related to our acquisition of a controlling interest in Vitis Hincesti S.A.

Income Taxes.    Income taxes decreased by $116,564 or 51% to $110,000 for the six months ended June 30, 2002 from $226,564 for the six months ended June 30, 2001. This decrease was primarily due to a decrease in our operating income before taxes related to our subsidiaries.

Net Income.    Our net income increased by $4,237,984 to $331,579 for the six months ended June 30, 2002 from a net loss of $3,906,405 for the six months ended June 30, 2001. This increase was primarily due to the non-recurring nature of consulting and merger costs incurred during the six months ended June 30, 2001.

Liquidity and Capital Resources.

For the past few months, we have funded capital requirements through operations. As of June 30, 2002, we had a cash balance of $89,868 and a working capital surplus of $1,726,004. This compares with a cash balance of $15,244 and a working capital surplus of $1,980,269 at December 31, 2001.

Net cash provided in operating activities increased by $2,883,523 to $1,969,871 for the six months ended June 30, 2001 from $(913,652) for the six months ended June 30, 2001. This increase in cash provided by operations resulted primarily from a decrease in trade receivables of $924,442 and a decrease in inventories of $1,015,528.

Cash flows used in investing activities for the six months ended June 30, 2002 increased by $638,624 or 444% as the current period used $782,293 for investing activities as opposed to $143,669 used for investing activities for the six months ended June 30, 2001. This change was due primarily to the additional investment in the acquisition of Vitis Hincesti S.A. in the amount of $703,707.

PART II—OTHER INFORMATION

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

We allege that defendants Melnick and Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We further allege that many of the defendants entered into, or facilitated entry into, unapproved “consulting agreements” as a vehicle to justify issuance of the stock, and that the “consultants” provided little or no services to Asconi but received stock valued at as much as $11,200,000. The complaint seeks monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

Defendant Enikeev has been defaulted and we obtained an entry of final judgment against him on July 8, 2002, in the amount of $12.8 million. The remaining defendants have in some instances answered the amended complaint while also filing motions to dismiss, or have moved to dismiss only. Defendants Klosterman and Eastland have filed “General Denials” but have raised no defenses. No counterclaims have been filed against us at this time.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c)  None.

(d)  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

10.1	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001.(2)

10.2	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002.(2)

10.3	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001.(3)

10.4	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002.(3)

10.5	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002.(3)

99.1
Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(3)	Filed Herewith.

(b)  Reports on Form 8-K.

One June 27, 2002, we filed a Current Report on Form 8-K, pursuant to Item 2, regarding our acquisition, through our wholly-owned subsidiary Asconi S.R.L., of a controlling interest in Vitis Hincesti S.A., a Republic of Moldova entity.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

/s/ CONSTANTIN JITARU
Constantin Jitaru President and Chief Executive Officer

Date: August 19, 2002

/s/ ANATOLIE SIRBU
Anatolie Sirbu Chief Financial Officer

Date: August 19, 2002

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

10.1	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001.(2)

10.2	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002.(2)

10.3	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001.(3)

10.4	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002.(3)

10.5	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002.(3)

99.1
Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(3)	Filed Herewith.