Form 10QSB
period 2002-09-30
ASCONI CORP
filed 2002-11-15
CIK 847917

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No:    000-23712

ASCONI CORPORATION
(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)		91-1395124 (I.R.S. Employer Identification No.)
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

Transitional Small Business Disclosure Format (check one):    ☐Yes    ☒No

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASCONI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001
(UNITED STATES DOLLARS)

ASSETS
	SEPTEMBER 30, 2002	DECEMBER 31, 2001
CURRENT ASSETS
Cash and bank balances	$983,133	$15,244
Trade receivables	1,803,537	2,128,975
Inventories	5,020,154	2,762,943
Advance payments	853,905	694,843
Other	763,181	602,148

TOTAL CURRENT ASSETS	9,423,910	6,204,153
FIXED ASSETS	4,537,599	2,547,614
INVESTMENT	—	689,988
GOODWILL	335,003	—
OTHER	78,878	79,196

TOTAL ASSETS	$14,375,390	$9,520,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,357,998	$2,509,355
Short-term debt	3,536,398	1,004,716
Taxes payable	247,498	314,565
Accrued and other liabilities	1,240,608	395,248

TOTAL CURRENT LIABILITIES	7,382,503	4,223,884

LONG-TERM LIABILITIES
LONG-TERM DEBT	1,247,880	1,720,579
DEFERRED GRANT INCOME	309,617	—
DEFERRED TAXES	281,487	198,560
MINORITY INTEREST	1,570,021	184,181
SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000 authorized and 14,586,689 issued	14,587	14,587
Paid in capital	5,508,627	5,508,627
Retained earnings (deficit)	(1,564,060)	(2,072,651)
Accumulated other comprehensive loss	(375,271)	(256,816)

Total Shareholders’ Equity	3,583,883	3,193,747

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,375,390	$9,520,951

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNITED STATES DOLLARS)
(Unaudited)

	For Quarter Ended		For Nine Months Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
SALES	$3,229,625	$1,875,065	$8,778,393	$6,588,907
COST OF SALES	2,333,044	1,221,542	6,130,548	3,943,340

GROSS PROFIT	896,581	653,523	2,647,845	2,645,567
EXPENSES
Consulting	—	—	—	4,000,000
Merger Costs	—	—	—	504,177
Minority interest expense	152,742	—	378,215	—
Depreciation	109,423	9,909	247,595	182,844
Selling and Administration expenses	302,984	331,216	1,015,748	1,224,191
Interest expense	101,078	68,561	334,354	170,359

TOTAL EXPENSES	666,227	409,686	1,975,912	6,081,571

INCOME BEFORE OTHER ITEMS
AND TAX PROVISION	230,354	243,837	671,933	(3,436,004)
OTHER INCOME—GRANT	5,666	—	5,666
PROVISION FOR INCOME TAXES	59,008	68,808	169,008	295,372

NET INCOME (LOSS)	177,012	175,029	508,591	(3,731,376)
OTHER COMPREHENSIVE INCOME (LOSS)
FOREIGN CURRENCY TRANSLATION	48,269	—	(118,455)	—

COMPREHENSIVE INCOME (LOSS)	$225,281	$175,029	$390,136	$(3,731,376)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED	14,586,689	14,217,459	14,586,689	13,936,140

BASIC NET PER SHARE
(BASIC AND DILUTED)	$0.02	$0.01	$0.03	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNITED STATES DOLLARS)
(Unaudited)

	SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income	$390,136	$(3,731,376)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247,595	182,844
Deferred income taxes	82,927	(4,721)
Other income—grant	—
Issuance of common stock for services	—	4,000,000
Issuance of common stock for merger	—	366,540
Minority interest expense	378,215	—
Effect of exchange rate changes on cash	66,663	—
(Increase) decrease in assets:
Trade receivables	768,339	(722,147)
Advance payments	(159,062)	—
Inventories	(411,143)	508,496
Other	(161,034)	(663,763)
Increase (decrease) in liabilities
Accounts payable	(313,690)	(535,417)
Taxes payable	(67,067)	4,628
Accrued liabilities	724,151	147,145

Net cash provided (used) by operating activities	1,546,030	(447,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(306,027)	(512,663)
Investment	(703,707)	—
Other	319	(8,524)

Cash used for investing activities	(1,009,415)	(521,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	1,523,348	1,216,088
Decrease in long-term debt (net)	(1,120,152)	285,530

Cash provided by financing activities	403,196	1,501,618

NET INCREASE (DECREASE) IN CASH AND BANK BALANCES	953,161	532,660
Cash and bank balances, at beginning of period	15,244	43,142
Cash purchased	28,078	—

Cash and bank balances, at end of period	$996,483	$575,802

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the “Company”) without audit and include: the Company; Asconi Holding Company Limited, its wholly-owned subsidiary; and Asconi S.R.L., its wholly-owned subsidiary. Asconi S.R.L. acquired controlling interest (70%) of SA Fabria de Vinuri din Puhoi and (74%) of SA Orhei-vin during October and December, 2000, which were recorded as a purchase. Asconi S.R.L. acquired controlling interest (51%) of Vitis Hincesti S.A. as of June 12, 2002, which was recorded as a purchase. The condensed consolidated financial statements also include the accounts of these three majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

NOTE 3—CASH FLOW ADDITIONAL INFORMATION

The Company acquired controlling interest of Vitis Hincesti S.A. during June 2002. The following amount represents the non-cash portion of the transaction:

Accounts receivable	$442,901
Inventory	1,846,068
Fixed Assets	1,701,948
Goodwill	335,003
Accounts payable	(162,333)
Short-term debt	(1,008,334)
Accrued expenses	(121,209)
Long-term debt	(647,453)
Minority Interest Liability	(1,020,974)

$1,365,617

NOTE 4—GRANT

The Company received an equipment grant valued at approximately $315,000. The Company recorded the equipment as an asset and recognized deferred income in the balance sheet. The asset and the deferred income will be amortized over the life of the equipment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operation

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2002 and 2001.

Three Months Ended September 30, 2002 As Compared To Three Months Ended September 30, 2001

Revenues.    Revenues increased by $1,354,560 or 72% to $3,229,625 for the three months ended September 30, 2002 from $1,875,065 for the three months ended September 30, 2001. This increase was primarily due to increased production and sales resulting from acquisitions in 2000 through 2002.

Cost of sales.    Cost of sales increased by $1,111,502 or 91% to $2,333,044 for the three months ended September 30, 2002 from $1,221,542 for the three months ended September 30, 2001. This increase was primarily due to increased production volume and price costs.

Selling and Administrative.    Selling and administrative expenses decreased by $28,232 or 9% to $302,984 for the three months ended September 30, 2002 from $331,216 for the three months ended September 30, 2001. This decrease was primarily due to decreased professional fees as well as operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations.    As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $19,034 or 6% to $331,432 for the three months ended September 30, 2002 from $312,398 for the three months ended September 30, 2001. This increase was primarily due to a combination of revenue growth and increased production costs.

Interest Expense.    Interest expenses increased by $32,517 or 47% to $101,078 for the three months ended September 30, 2002 from $68,561 for the three months ended September 30, 2001. This increase was primarily due to increased borrowings and interest expense related to the increased scale of harvest in 2002.

Income Taxes.    Income taxes decreased by $9,800 or 14% to $59,008 for the three months ended September 30, 2002 from $68,808 for the three months ended September 30, 2001. This decrease was primarily due to a decrease in the effective tax rate in the country of operation of our subsidiaries.

Net Income.    Our net income increased by $1,983 or 1% to $177,012 for the three months ended September 30, 2002 from $175,029 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 As Compared To Nine Months Ended September 30, 2001

Revenues.    Revenues increased by $2,189,486 or 33% to $8,778,393 for the nine months ended September 30, 2002 from $6,588,907 for the nine months ended September 30, 2001. This increase was primarily due to increased production and sales resulting from acquisitions in 2000 through 2002.

Cost of sales.    Cost of sales increased by $2,187,208 or 55% to $6,130,548 for the nine months ended September 30, 2002 from $3,943,340 for the nine months ended September 30, 2001. This increase was primarily due to increased production volume and price costs.

Consulting and merger costs.    Consulting and merger costs decreased by $4,000,000 and $504,177 respectively to zero for the nine months ended September 30, 2002 from $4,000,000 and $504,177 respectively for the nine months ended September 30, 2001. This decrease was due to the non-recurring nature of consulting and merger costs incurred during the nine months ended September 30, 2001.

Selling and Administrative.    Selling and administrative expenses decreased by $208,442 or 17% to $1,015,749 for the nine months ended September 30, 2002 from $1,224,191 for the nine months ended September 30, 2001. This decrease was primarily due to decreased professional fees as well as operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations.    As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $4,271,932 or 130% to $1,006,287 for the nine months ended September 30, 2002 from a loss of $3,265,645 for the nine months ended September 30, 2001. This increase was primarily due to the non-recurring nature of consulting and merger costs incurred during the nine months ended September 30, 2001.

Interest Expense.    Interest expenses increased by $163,995 or 96% to $334,354 for the nine months ended September 30, 2002 from $170,359 for the nine months ended September 30, 2001. This increase was primarily due to increased borrowings and interest expense related to our acquisition of a controlling interest in Vitis Hincesti S.A. as well the increased scale of harvest in 2002.

Income Taxes.    Income taxes decreased by $126,364 or 43% to $169,008 for the nine months ended September 30, 2002 from $295,372 for the nine months ended September 30, 2001. This decrease was primarily due to a decrease in the effective tax rate in the country of operation of our subsidiaries.

Net Income.    Our net income increased by $4,239,967 or 113% to $508,591 for the nine months ended September 30, 2002 from a net loss of $3,731,376 for the nine months ended September 30, 2001. This increase was primarily due to the non-recurring nature of consulting and merger costs incurred during the nine months ended September 30, 2001.

Liquidity and Capital Resources.

For the past few months, we have funded capital requirements through operations as well as through bank loan financing. As of September 30, 2002, we had a cash balance of $983,133 and a working capital surplus of $2,041,407. This compares with a cash balance of $15,244 and a working capital surplus of $1,980,269 at December 31, 2001.

Net cash provided by operating activities increased by $2,459,682 to $1,546,030 for the nine months ended September 30, 2002 from $(913,652) for the nine months ended September 30, 2001. This increase in cash provided by operations resulted primarily from a decrease in trade receivables of $768,339, an increase in minority interest liability of $378,215 and increase in accrued liabilities of $724,151.

Cash flows used in investing activities for the nine months ended September 30, 2002 increased by $488,228 or 93% as the current period used $1,009,415 for investing activities as opposed to $521,187 used for investing activities for the nine months ended September 30, 2001. This change was due primarily to the additional investment in the acquisition of Vitis Hincesti S.A. in the amount of $703,707.

Critical Accounting Policies.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable and valuation of inventories. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

99.1
Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.

(2)	Filed Herewith.

(b)    Reports on Form 8-K.

On August 26, 2002, we filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed on June 27, 2002, pursuant to Item 2, regarding our acquisition, through our wholly owned subsidiary Asconi S.R.L., of a controlling interest in Vitis Hincesti S.A., a Republic of Moldova entity.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date:	November 13, 2002	/S/ CONSTANTIN JITARU
Constantin Jitaru, President and Chief Executive Officer

Date:	November 13, 2002	/S/ ANATOLIE SIRBu
Anatolie Sirbu, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

99.1
Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed Herewith.