Form 10KSB
period 2002-12-31
ASCONI CORP
filed 2003-03-31
CIK 847917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___________ to ___________

                                    000-23712
                              (Commission File No.)

                               ASCONI CORPORATION
                     (formerly, Grand Slam Treasures, Inc.)

                 (Name of Small Business Issuer in Its Charter)

                 NEVADA                                  91-1395124
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      1211 SEMORAN BLVD, SUITE 141                            32707
          CASSELBERRY, FLORIDA                             (Zip Code)
(Address of principal executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 2002:  $13,952,387.

As of December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the registrant's common stock as reported on the OTC Bulletin Board, was $966,679.

As of March 31, 2002, there were 14,586,689 shares of issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

Documents incorporated by reference.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS..............................................3
ITEM 2.  DESCRIPTION OF PROPERTY.............................................11
ITEM 3.  LEGAL PROCEEDINGS...................................................11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................15
ITEM 7.  FINANCIAL STATEMENTS................................................17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................17

                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................18
ITEM 10. EXECUTIVE COMPENSATION..............................................19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................20

                            PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................21

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

         The company is presently known as Asconi as a result of a reverse merger. One of the conditions of the reverse merger was the resignation of the prior Officers and Directors. We have relied upon the filings made by the former Officers and Directors with regard to the sales of unregistered securities.

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

         Since we no longer directly engage in any business operations, any discussion of our business includes the business of Asconi S.R.L. and any other Republic of Moldova entity in which Asconi S.R.L. has an interest. All of our revenue for the fiscal year ended December 31, 2002 was generated from the business operations of Asconi S.R.L. and the other entities in which Asconi S.R.L. has an interest. All such operations are conducted in the Republic of Moldova which is located between Romania and Ukraine in Eastern Europe. Asconi S.R.L. has been producing and distributing wine throughout Eastern Europe since 1999.

         Effective with the year ending December 31, 2001, we changed our fiscal year end from June 30th to December 31st. On October 12, 2001, we filed a transition report on Form 10-KSB with the SEC reporting the six month period ended December 31, 2000. On April 15, 2002 we filed a report on Form 10-KSB for the fiscal year ended December 31, 2001, which was the first full twelve (12) month period with a calendar year ending. This current filing on Form 10-KSB for the fiscal year ended December 31, 2001 will be the second full twelve (12) month period filed with a calendar year ending. Throughout this annual report every effort has been made to clarify the accounting period referenced.

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

         After 1991, the Moldovan wine industry began coordinating efforts to attract foreign investments, boost exports, and modernize vinification equipment. Additionally, in August 1999, in an attempt to stimulate growth in the wine industry, the Moldovan government substantially reduced the excise taxes on high-volume exporters of unbottled wine. Current production capacity of the approximately 150 wineries in Moldova is 8-10 million gallons of wine a year from approximately 425,000 acres of vineyards. For the year 2002, the total exports were approximately $200 million with Russia taking approximately 80% ($160 million) of that amount. For the year 2001, the Moldovan wineries collectively exported approximately $175 million worth of wine and brandies to 34 countries, with 77% of all wine exports going to Russia. Exchange rate stability and improved market conditions in Russia should enable importers to continue to increase demand in this vital market for Moldova.

         While approximately 90% of Moldovan wineries are private, some large wineries remain state owned. The government intends to sell its controlling interest in various wineries and brandy distillers to foreign investors as soon as possible. Enterprises slated for privatization include those producing well-known Moldovan brands such as Cricova, Aroma Chisinau and distillers in Balti and Briceni.

PRODUCTS

         Our wines are categorized as either white or red/rose, and either ordinary or aged, and are further categorized as either dry, semi-dry, semi-sweet, sweet and dessert wines. Among our bottled wines, our sweet and semi-sweet wines currently account for approximately 75% of our revenue, dessert wines approximately 12%, dry and semi-dry wines approximately 8% and fortified wines approximately 5%. We also sell wine in bulk to other wineries in Moldova for bottling under their brand name, which accounts for less than 3% of our total revenues.

         In total, we generate revenue from over 350 separate products derived from the 32 varieties of grapes. Our products are combined into series such as:
"Souvenir", "Antique", "Gothic", "Vivat", "Grand Reserve", "Dekabrist", "Love Story", "European Collection", "Classic", "French". Each series has particular design and market. "Gothic" series includes "Muscat Rubiniu" and "Muscat Asconi" firm-developed brands. We continually develop and introduce new products initiated by both our viticulturists and distributors. Less than 10% of our total revenue each year is generated from new products developed that year.

         We package our wine in a variety of bottle sizes including 0.7, 0.75 and 2 liters. All bottles are corked with genuine Portuguese cork and capped with shrink capsules made of Italian materials supplied by Morgan Man and First Line companies of Moldova. We purchase bottles from a few manufacturers, including the Moldovan "Glass Container Company" and "Cristal Flor", which provide us with approximately 90% of our glass bottles, as well as Vetropack, a group of companies with offices in Italy, Germany, the Czech Republic and Romania. Wine bottles are packed and shipped in carton containers or boxes, supplied by Ilitax-pac of Moldova.

         Our products and packaging meet all appropriate national and international standards. Each label contains the winery's brand name, alcohol content, wine type and class designation, brief wine legend, a bar code (back label), year of production of vintage wines, as well as other required notices such as the government warning and the sulfite declaration. Labels are supplied by Vox Design of Italy, New Wind Company of Poland and Estate Design Company of Moldova.

         During 2002 we added a number of vodka and brandy products to our product lines. The series comprise seven brandy names including Company's own brand Asconi as well as six vodka varieties.

SALES AND MARKETING

         We derive 95% of our total revenue from sales of our products outside Moldova, with over 85% of our total revenue coming from sales in Russia. Besides Russia, we export products to the United States, Germany, Czech Republic, Slovak Republic, Poland, Romania, Bulgaria, Belarus, Ukraine, China, Kazakhstan, and Kirghyzstan. The domestic wine market in Moldova is not very profitable or a high priority for us, however, we are considering plans to sell our wine here in the future. Currently, wines produced by our Vitis Hincesti subsidiary as well as vodka products are sold in Moldova.

         Our products are designed for broad markets, mainly focusing on average and high-class consumers. Russian consumers traditionally give preference to spirits, in particular vodka. Demand for our wine is characterized by seasonal fluctuations: in winter consumers prefer red wines, and strong ones such as desert and fortified wines. In summer and fall, consumers prefer light dry and semi-sweet wines, mainly white. However, recently customers have gradually shifted towards a preference for red wines.

         We price our products based on a variety of factors, including the target market, shipment size, type of wine and type and volume of bottle. We sell a 0.75 liter bottle to our distributors for anywhere from $.60 to $4.50.

         Within the next 5 years we plan to reduce our sales in Russia to about 50% of our total revenues, with the remaining sales spread among our other current markets and new markets, including the United States, Western Europe, China and Turkey.

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

         Our competitive advantage in the Russian market is our large product line and strong brand image. According to an independent marketing study done in 2000, which was commissioned by Dionis Club, one of our competitors in the Russian market, Asconi is the most familiar Moldovan brand of wine sold in Russia. During the fiscal years ended December 31, 2001 and December 31, 2002, we exported more bottled wine to Russia than any other Moldovan winery. Our primary Moldovan competitors for the Russian market are Basvinex, Garling, Dionis Club and Lion-Gri.

WINE-MAKING PRACTICES

         Our philosophy is that winemaking is a natural process best managed with minimum intervention, but requiring the attention and dedication of a seasoned winemaker and strict adherence to technological condition of production. While we use a relatively high level of hand labor during the wine-making processes, we also make extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the wine-making process. All of our wineries are operated under the overall supervision of our Chief Executive Officer. However, each winery has its own general manager who is always an experienced winemaker.

         The principal raw materials used by us are grapes, oak barrels, glass, labels and cork. We manufacture our own oak barrels with wood imported from Russia. The cork we use is produced and manufactured in Portugal, which is the primary cork-producing country in the world. Glass is purchased from a variety of different sources according to each winery's specific needs. We purchase all of our grape requirements from independent growers in Moldova. During the harvest of 2002 we collected and processed approximately 27 thousand tons of grapes.

WINE PRODUCTION

         The following table sets forth our wine production for the 2002, 2001, 2000 and 1999 vintages. The wine's vintage is the year during which the grapes are harvested. The following information is presented in terms of "equivalent" number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks.

                                   2002                       2001                        2000                        1999
                         --------------------       ---------------------         -------------------          -----------------
                        Equivalent                 Equivalent                  Equivalent                  Equivalent
                        Number of                  Number of                   Number of                   Number of
                        Cases       % of Total     Cases        % of Total     Cases        % of Total     Cases       % of Total
                        ----------  ----------     ----------   ----------     ----------   ----------     ----------  ----------
Aligote                     51,500          3%         43,000           3%         25,000           4%          2,500          3%
Traminer                     2,300          0%         20,000           2%         15,000           2%          1,000          1%
Reisling                    40,200          3%         45,000           4%         23,000           3%          3,500          5%
Sauvignon Blanc             64,300          4%         39,000           3%         19,000           3%          2,000          3%
Chardonnay                  88,300          6%         38,000           3%         22,000           3%          3,000          4%
Feteasca                    40,100          3%         45,000           4%         25,000           4%          3,500          5%
Rcatiteli                   35,400          2%         40,000           3%         20,000           3%          1,500          2%
Pinot Blanc                 22,000          1%         45,000           4%         15,000           2%          2,000          3%
Muscat Blanc                91,400          6%         50,000           4%         28,000           4%          2,500          3%
Other white wines          135,000          9%        200,000          16%        106,000          16%         10,000         13%
                         ---------        ---       ---------         ---         -------         ---          ------        ---
    TOTAL WHITE WINES      570,500         37%        565,000          45%        298,000          44%         31,500         42%
                         ---------        ---       ---------         ---         -------         ---          ------        ---
Pinot Noir                  96,200          6%         45,000           4%         24,000           3%          3,000          4%
Cabernet                   163,700         11%         40,000           3%         22,000           3%          3,000          4%
Cagor                       39,500          3%              -            -              -            -              -           -
Merlot                     147,700         10%         38,000           3%         21,000           3%          3,000          4%
Mugurel                      7,000          0%         30,000           2%         22,000           3%          1,500          2%
Joc                          1,400          0%         15,000           1%         10,000           1%          1,500          2%
Codreanca                   22,600          1%         50,000           4%         30,000           4%          3,000          4%
Izobella                    78,700          5%         50,000           4%         31,000           5%          3,500          5%
Zemfira                     52,100          3%         50,000           4%         23,000           3%          4,000          5%
Lidia                       61,100          4%         50,000           4%         32,000           5%          4,000          5%
Muscat Asconi               26,000          2%         50,000           4%         31,000           5%          5,000          7%
Muscat Rubiniu              29,200          2%         50,000           4%         31,000           5%          5,000          7%
Other red wines            241,200         16%        217,000          17%        106,000          16%          7,000          9%
                         ---------        ---       ---------         ---         -------         ---          ------        ---
    TOTAL RED WINES        966,400         63%        685,000          55%        383,000          56%         43,500         58%
                         ---------        ---       ---------         ---         -------         ---          ------        ---
    TOTAL PRODUCTION     1,536,900        100%      1,250,000         100%        681,000         100%         75,000        100%
                         ---------        ---       ---------         ---         -------         ---          ------        ---

         Our wines are stored in stainless and enameled steel containers for up to a year, or until it is bottled and sold. Our higher quality wines, about 3-4% of our total wine sales, are aged primarily in new and used oak barrels before they are bottled. Generally, white wines are aged for between six and nine months, and red wines for between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

WINE-MAKING FACILITIES

         As of December 31, 2002, we had 10 wine-making, distilling, processing and storage plants located within approximately 40 miles of Chisinau. The following table sets forth the approximate amount of grapes processed at each plant for the fiscal years ended December 31, 2002 and 2001 and the approximate maximum production capacity of each of these facilities.

---------------------------------------------------------------------------------------
                             Grapes (Tons)                                   Bottling
            --------------------------------------------   Wine Storage      Capacity

Facility    Crushed in 2002   Crushed in 2001   Capacity   Capacity (Gal.)   (per hour)
---------------------------------------------------------------------------------------
Puhoi                 6,021             8,000     10,000         2,576,000       11,000
---------------------------------------------------------------------------------------
Orhei                 4,000               700     10,000         4,876,600       13,000
---------------------------------------------------------------------------------------
Susleni                   -                 -      7,000         3,801,850            -
---------------------------------------------------------------------------------------
Soldanesti                -                 -          -                 -            -
---------------------------------------------------------------------------------------
Hincesti              7,043             1,200      7,000         2,230,000       12,000
---------------------------------------------------------------------------------------
Bozieni               1,300                86     13,000         1,400,000            -
---------------------------------------------------------------------------------------
Mereseni              1,400               217     14,000         1,321,000            -
---------------------------------------------------------------------------------------
Stolniceni            2,400                 -     10,000         2,013,600            -
---------------------------------------------------------------------------------------
Caracui               1,837                87     14,000         1,215,300            -
---------------------------------------------------------------------------------------
Codru                     -                 -      4,000           660,500            -
---------------------------------------------------------------------------------------

         PUHOI. This plant is located about 15 miles east of Chisinau on approximately 14 acres. It has one 6,000 bottle per hour line and one 5,000 bottle per hour line. It also has a separate vintage and collection wine storage facility featuring oak barrels.

         ORHEI. This plant is located about 30 miles north of Chisinau on approximately 17 acres of land. It has two 4,000 bottle per hour lines and one 5,000 bottle per hour, line which is used to bottle vodka, brandy other liquors. The facility also features an approximately 793,000 gallon Madeira accretion facility, which is the largest in the former Soviet Union, and an approximately 2,100 gallon per hour alcohol production facility, including grain storage, mill fermentation equipment and distillery.

         SUSLENI. This plant is located about 40 miles northeast of Chisinau on approximately 9 acres and features grape processing and wine storage and aging facilities.

         SOLDANESTI. This facility is located about 40 miles north of Chisinau on approximately a 1/4 acre. The facility includes a warehouse with a railroad storage and uploading capabilities.

         HINCESTI. This plant is located about 28 miles south of Chisinau on approximately 12 acres. It has one 6,000 bottle per hour line, which can be used to bottle still wines as well as sparkling wines such as champagne, one 3,000 bottle per hour line used for standard bottles and one 3,000 bottle per hour line used for smaller (187ml) bottles, which can be distributed to hotels, airlines and cruise lines, and can also be used as complimentary additions with a purchase of a regular wine bottle.

         BOZIENI. This plant is located about 32 miles south of Chisinau on approximately 7 acres and features grape processing and wine storage and aging facilities.

         MERESENI. This plant is located about 38 miles south of Chisinau on approximately 21 acres and features grape processing and wine storage and aging facilities.

         STOLNICENI. This plant is located about 30 miles south of Chisinau on approximately 13 acres and features grape processing and wine storage and aging facilities.

         CARACUI. This plant is located about 43 miles south of Chisinau on approximately twelve 12 acres and features grape processing and wine storage and aging facilities.

         CODRU. This plant is located about 30 miles south of Chisinau on approximately 4 acres and features grape processing and wine storage and aging facilities.

         In addition to owned facilities, we used a third party grape processing facility during the 2002 harvest to process 263 tons of grapes.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

         OUR PROFITS DEPEND LARGELY ON THIRD PARTIES WHO DISTRIBUTE OUR WINE IN RUSSIA

         We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest distributor in Russia represented approximately 24% of our revenues for the fiscal year ended December 31, 2002. Sales to our 3 largest distributors combined, all of whom are in Russia, represented approximately 62% of our revenues for the fiscal year ended December 31, 2002 and are expected to continue to represent a substantial amount of our net revenues in the near future. The replacement or poor performance of our major distributors or our inability to collect accounts receivable from our major distributors could materially and adversely affect our results of operations and financial condition. Distribution channels for beverage alcohol products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that these distributors or retailers may give higher priority to products of our competitors. In the future, our distributors and retailers may not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of this distributor or consumer spending in Russia could affect both the quantity and price level of wines that customers are willing to purchase.

         CURRENCY RATE FLUCTUATIONS/FOREIGN OPERATIONS

         Almost all of our sales are in foreign countries and, therefore, we are subject to the risks associated with currency fluctuations. Any payment provisions involving foreign currencies may result in less revenue than expected due to foreign currency rate fluctuations.

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

         Our sales could be negatively affected by our inability to maintain or increase prices, changes in geographic or product mix, a general decline in wine consumption or the decision of our wholesale customers, retailers or consumers to purchase competitive products instead of our products. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their supply of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase advertising or promotional expenditures, or the number of our personnel to maintain our competitive position, or for other reasons.

         The wine industry has experienced significant consolidation. Many of our competitors have greater financial, technical, marketing and public relations resources than we do. Our sales may be harmed to the extent we are not able to compete successfully against such wine or alternative beverage producers.

         OUR BOARD OF DIRECTORS EXERCISES SIGNIFICANT CONTROL.

         Constantin Jitaru and Anatolie Sirbu beneficially own, collectively, over 63% of all outstanding shares of our common stock. Consequently, they are able, collectively, to elect all the members of our board of directors and control us. They currently are the only 2 members of our board of directors and our only officers. This concentration of ownership may have the affect of delaying or preventing someone else from acquiring control of us, which could affect our market price. Furthermore, with only 37% of our outstanding shares of common stock held by other parties, the market price of our common stock is volatile.

         WE GENERALLY DO NOT HAVE LONG-TERM SUPPLY CONTRACTS AND WE ARE SUBJECT TO SUBSTANTIAL PRICE FLUCTUATIONS FOR GRAPES AND GRAPE-RELATED MATERIALS; WE HAVE A LIMITED GROUP OF SUPPLIERS OF GLASS BOTTLES

         Our business is heavily dependent upon raw materials, such as grapes, grape juice in bulk, grains and packaging materials from third-party suppliers. We could experience raw material supply, production or shipment difficulties which could adversely affect our ability to supply goods to our customers. We are also directly affected by increases in the costs of such raw materials. In the past, we have experienced dramatic increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages.

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

         AGRICULTURAL RISKS

         Wine-making and grape growing are subject to a variety of agricultural risks. Various diseases, pests, fungi, viruses, drought, frost and certain other weather conditions can affect the quality and quantity of grapes available to us, decreasing our supply of grapes and having a negative impact on our operating results.

         NEW REGULATIONS OR INCREASED REGULATORY COSTS COULD HARM OUR BUSINESS

         The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. In addition, new regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits. Future legal or regulatory challenges to the industry, either individually or in the aggregate, could harm our business.

         WE WILL NEED MORE WORKING CAPITAL TO GROW

         The wine industry is a capital-intensive business, which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. We project the need for significant capital spending and increased working capital requirements over the next several years, which must be financed by cash from operations, additional borrowings or additional equity.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices in the United States are located at 1211 Semoran Blvd., Suite 141, in an office facility in Casselberry, Florida, where we lease approximately 1,500 square feet under the terms of a lease which expires on February 29, 2003 for a monthly fee of $1,969. Our corporate offices for our wine production operations in the Republic of Moldova are located in Chisinau City at 6 Zamfir Arbore Street, where we own approximately 6,500 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

         Through our various subsidiaries, we operate 9 wineries in the Republic of Moldova near Chisinau City. Please see the discussion above under "Business - Wine-Making Facilities" regarding our winery properties.

         We do not currently have any investments listed in item 102(b) of Regulation S-B

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

         We are presently in the process of resolving our claims against a number of defendants and anticipate the filing of appropriate release documents and/or documents referencing the satisfaction of any judgment, which has already been obtained regarding any of the above referenced proceedings. At present time, we anticipate the resolution of a majority of the above referenced litigation during the fiscal year of 2003. However, we may elect against resolving with certain defendants and continue to aggressively pursue recovery against certain parties who we believe have not made a reasonable effort at resolving their liability.

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

                                                -----------------------
                                                    HIGH        LOW
                                                -----------------------
FISCAL YEAR ENDED DECEMBER 31, 2002
Quarter Ended December 31, 2002                       .42          .18
     Quarter Ended September 30, 2002.........        .42          .20
     Quarter Ended June 30, 2002..............        .50          .20
     Quarter Ended March 31, 2002.............        .75          .32

FISCAL YEAR ENDED DECEMBER 31, 2001
Quarter Ended December 31, 2001(2)                   2.10         1.45
     Quarter Ended September 30, 2001(2)......       3.80         1.02
     Quarter Ended June 30, 2001(2)...........      17.19         2.50
     Quarter Ended March 31, 2001.............       .875         .109

TRANSITION PERIOD ENDED DECEMBER 31, 2000
     Quarter Ended December 31, 2000..........      2.625         .562
     Quarter Ended September 30, 2000.........      2.750        1.000

FISCAL YEAR ENDED JUNE 30, 2000
     Fourth Quarter...........................     13.250        1.750
     Third Quarter............................     15.000       12.000
     Second Quarter(1)........................        N/A          N/A
     First Quarter(1).........................        N/A          N/A
__________
(1) Prior to January 1, 2000, Trading in our common stock was limited and sporadic, and we were unable to obtain reliable quotation.

(2)   Share prices reflect reverse split of 100 to 1 on April 5, 2001.

HOLDERS

         As of December 31, 2002, there were 918 holders of record of our common stock.

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

         On January 26, 2001, we issued 60,350 shares of our common stock, at a market value of $301,750 based on the quoted market price, discounted from restriction, as consideration for services rendered.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following is derived from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2002 and 2001.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO
FISCAL YEAR ENDED DECEMBER 31, 2001.

         REVENUES. Revenues increased $2,957,743 or 26.90% to $13,952,387 for the fiscal year ended December 31, 2002 from $10,994,644 for the fiscal year ended December 31, 2000. This increase was primarily due to increased production and sales resulting from our acquisition of additional wine-making facilities in 2000 through 2002.

         COST OF SALES. Cost of Sales increased by $2,572,731 or 39.24% to $9,128,570 for the fiscal year ended December 31, 2002, from $6,555,830 for the fiscal year ended December 31, 2001. This increase was primarily due to increased production and sales resulting from our acquisition of additional wine-making facilities in 2000 through 2002 as well as the increased production costs as a result of the Company turning over to production of higher quality and premium wines.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $353,530 or 16.38% to $2,511,326 for the fiscal year ended December 31, 2002 from $2,157,795 for the fiscal year ended December 31, 2001. This increase was primarily due to increased overhead resulting from our acquisition of additional wine-making facilities in 2000 through 2002 as well as increased legal fees.

         INCOME FROM OPERATIONS. As a result of the foregoing, our income after certain expenses and before other items, interest expense and income taxes decreased by $245,187 or 12.12% to $1,777,914 for the fiscal year ended December 31, 2002 from $2,023,101 for the fiscal year ended December 31, 2001.

         OTHER ITEMS. Expenses of non-recurring nature relating to our merger with Asconi S.R.L. and consulting services were $0 for the fiscal year ended December 31, 2002 as compared to expenses for these items for the fiscal year ended December 31, 2001 of $4,547,208. Minority interest expense increased by $60,934 or 141.60% to $103,965 for the fiscal year ended December 31, 2002 from $43,031 for the fiscal year ended December 31, 2001 due to acquisition of additional wine-making facilities during 2002.

         INTEREST EXPENSE. Interest expenses increased by $301,745 or 118.02% to $557,423 for the fiscal year ended December 31, 2002 from $255,678 for the fiscal year ended December 31, 2001. This increase was primarily due to additional debt we incurred for operations, specifically in connection with the increased scale of 2002 grape harvest, and debt we assumed in connection with our acquisition of additional wine-making facilities during fiscal year 2002.

         INCOME TAXES. Income taxes decreased by $205,102 or 54.85% to $168,805 for the fiscal year ended December 31, 2002 from $373,907 for the fiscal year ended December 31, 2001.

         NET INCOME. Net income increased by $4,058,014 to $957,040 for the fiscal year ended December 31, 2002 from a net loss of $3,100,974 for the fiscal year ended December 31, 2001. This increase was due to the non-recurring nature of $4,504,177 in expenses we incurred in connection with the Asconi S.R.L. merger and consulting services during 2001.

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

         COST OF SALES. Cost of Sales increased by $3,431,513 or 109.83% to $6,555,839 for the fiscal year ended December 31, 2001, from $3,124,326 for the fiscal year ended December 31, 2000. This increase was primarily due to increased production and sales resulting from our acquisition of additional wine-making facilities near the end of fiscal year 2000.

         SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased by $1,825,169 or 548.72% to $2,157,795 for the fiscal year ended December 31, 2001 from $332,626 for the fiscal year ended December 31, 2000. This increase was primarily due to increased overhead resulting from our acquisition of additional wine-making facilities near the end of fiscal year 2000.

         INCOME FROM OPERATIONS. As a result of the foregoing, our income after certain expenses and before other items, interest expense and income taxes increased by $871,466 or 75.67% to $2,023,101 for the fiscal year ended December 31, 2001 from $1,151,635 for the fiscal year ended December 31, 2000.

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

         INCOME TAXES. Income taxes increased by $42,137 or 12.70% to $373,907 for the fiscal year ended December 31, 2001 from $331,770 for the fiscal year ended December 31, 2000.

         NET LOSS. We incurred a net loss of $3,100,974 for the fiscal year ended December 31, 2001 as compared to a net profit of $848,019 for the fiscal year ended December 31, 2000. This was due to the $4,504,177 in expenses we incurred in connection with the Asconi S.R.L. merger and consulting services.

LIQUIDITY AND CAPITAL RESOURCES

         During 2002, we have funded capital requirements through operations as well as through bank loan financing As of December 31, 2002 we had a cash balance of $47,362 and a working capital surplus of $1,904,325. This compares with a cash balance of $15,244 and a working capital surplus of $1,980,269 at December 31, 2001

         Net cash used by operating activities increased by $290,782 to $299,924 during the fiscal year ended December 31, 2002 from net cash used by operating activities of $9,142 during the fiscal year ended December 31, 2001. This increase in cash used by operations resulted primarily from an increase in inventories of $1,592,510, a decrease in accounts payable of $488,832 and increase in accrued liabilitied of $540,642.

         Cash flows used in investing activities during the fiscal year ended December 31, 2002 decreased by $124,143 to $1,144,738 from $1,268,881 during the fiscal year ended December 31, 2001. This decrease in cash flows used in investing activities was primarily due to the smaller investment in the acquisition of fixed assets of $441,031 during the fiscal year ended December 31, 2002 as compared to $577,349 during the fiscal year ended December 31, 2001.

         Cash flows provided by financing activities during the fiscal year ended December 31, 2002 increased by $387,959 to $1,638,084 from $1,250,125 during the fiscal year ended December 31, 2001. We borrowed approximately $3,000,000 to fund our short-term cash requirements, the acquisition of shares of Vitis-Hincesti, further expansion of our wine-making facilities and increased scale of 2002 grape harvest.

OFF BALANCE SHEET ARRANGEMENTS

         We do not currently have any off balance sheet arrangements as per item 303(C) of Regulation S-B.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are set forth on pages F-1 through F-15 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2002.

NAME                 AGE      TITLE
-----------------    ---      --------------------------------------------------
Constantin Jitaru    44       Chairman of the Board, Chief Executive Officer and
                              President
Anatolie Sirbu       40       Director, Chief Financial Officer, Secretary and
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

         ANATOLIE SIRBU has served as a Director since April 2001 and our Chief Financial Officer, Secretary and Treasurer since June 2001. From 1994 to April 2001, Mr. Sirbu was the Finance Director of the Moldovan Subsidiary. From 1993 to 1994, Mr. Sirbu was the leading specialist at the Ministry of Agriculture of the Republic of Moldova where he was responsible for the operation and production of the scientific wine making plant in Gidighich. From 1990 to 1993, Mr. Sirbu served at the Ministry of Agriculture for the Republic of Moldova as the Quality Inspector of Alcohol Production and then as the leading wine specialist at the Department of Viticulture and Wine Making. During this time, Mr. Sirbu was responsible for the supervision of Moldova's wine industry and research. Mr. Sirbu earned a bachelor and a masters degree, both with honors, from the Technical University of Moldova, majoring in Wine Making Technology.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Asconi during the fiscal year ended December 31, 2002 ("Calendar 2001"), the twelve month period ended December 31, 2001 ("Calendar 2001") and the fiscal years ended June 30, 2000 ("Fiscal 2000") and 1999 ("Fiscal 1999") by our Chief Executive Officer and any executive officer who received compensation in excess of $100,000 during those years.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION (5)
                                                 ------------------------------

NAME AND PRINCIPAL POSITION         PERIOD           SALARY ($)        BONUS ($)
---------------------------      -----------         ----------        ---------

Constantin Jitaru(1)             Fiscal 2002          30,000(3)        40,000(3)
     Chairman and
     Chief Executive Officer

Constantin Jitaru(1)             Fiscal 2001          10,320(3)        40,000(3)
     Chairman and
     Chief Executive Officer

Larry L. Eastland (2)            Fiscal 2001              --(4)            --(4)

----------
(1) Mr. Jitaru became our Chief Executive Officer on June 29, 2001, and has been the Chief Executive Officer of our wholly-owned subsidiary, Asconi S.R.L., since April 12, 2001. From April 12, 2001 to June 29, 2001 we had no Chief Executive Officer.

(2)   Mr. Eastland was our Chief Executive Officer until April 12, 2001.

(3) Compensation is paid in Moldovan Lei, the official currency of Moldova, and the amount set forth in this table is the equivalent in United States dollars. Represents compensation of $1,200 per month in salary and periodic bonuses for services performed from April 12, 2001 to December 31, 2002.

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

STOCK OPTIONS GRANTED AND EXERCISED IN FISCAL YEAR 2001

         No stock option grants were made to Constantin Jitaru in fiscal year 2002, and no stock options were exercised by Constantin Jitaru in fiscal year 2002. Not able to obtain reliable information on whether stock option grants were made to Mr. Eastland in fiscal year 2001, or whether stock options were exercised by Mr. Eastland in fiscal year 2001. See Introductory Comment on page 1 of this annual report.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2002 by the following individuals or groups:

         o each person or entity who we know beneficially owns more than 5.0% in the aggregate of our outstanding common stock;

         o  each of the executive officers named in the Summary Compensation
            Table;

         o  each of our directors; and

         o  all directors and executive officers as a group.

         Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Asconi Corporation, 1211 Semoran Blvd., Suite 141, Casselberry, Florida 32707. To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

         The percentage of beneficial ownership in the following table is based upon 14,586,689 shares of common stock outstanding as of December 31, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of December 31, 2002 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

                                                             SHARES BENEFICIALLY
                                                             OWNED AS A
                                      NUMBER OF SHARES       PERCENTAGE OF
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED     CLASS OUTSTANDING
------------------------------------- ------------------     -------------------
Constantin Jitaru....................         4,608,125                  31.59%

Anatolie Sirbu.......................         4,608,125                  31.59%

All directors and executive officers
   as a group (2 persons)............         9,216,250                  63.18%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We purchased $500,000 and $315,000 worth of bulk wine from VinExport, a Romanian company, in the fiscal years ended December 31, 2002 and 2001. Constantin Jitaru and Anatolie Sirbu, our 2 directors and only officers each own 30% of the outstanding securities of VinExport. The bulk wine was bottled and sold, and accounted for approximately 3% and 6% of total wine sales in the fiscal years ended December 31, 2002, and 2001, based on volume.

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

        10.12          Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

        10.13          Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

        10.14          Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

        10.15          Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

        10.16          Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank
                       S.A., dated December 13, 2001. (5)

        10.17          Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and
                       Talmaci Irina, dated June 12, 2002. (5)

        10.18          Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova
                       Ltd., dated September 3, 2001. (6)

        10.19          Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery
                       Imp and Exp Corp., Ltd. dated March 1, 2002. (6)

        10.20          Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and
                       Exp Corp., Ltd., dated April 3, 2002. (6)

        16.1           Letter of Aronson, Fetridge & Weigle to the SEC, dated August 17, 2001.(2)

        21.0           Subsidiaries.(4)

        99.1           Certification by Constantin Jitaru, Chief Executive Officer, pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002 (7).

        99.2           Certification of Anatolie Sirbu, Chief Financial Officer, pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002. (7)

        99.3           Certification by Constantin Jitaru, Chief Executive Office, and Anatolie Sirbu, Chief Financial Officer,
                       pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

----------

(1) Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.

(2) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.

(3) Incorporated by reference to our Registration Statement on Form S-8, filed on April 24, 2001, file no. 000-23712.

(4) Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.

(5) Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.

(6) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.

(7)  Filed herewith.

         (b) REPORTS ON FORM 8-K:

         We filed one report on Form 8-K on June 27, 2002, indicating we increased our controlling interest in Vitis Hincesti to approximately 51% thus achieving a controlling interest in the subsidiary. We subsequently filed a report on Form 8-K/A on August 26, 2002, indicating that separate financial statements of Vitis Hincesti need not be filed under item 7 pursuant to regulation S-B.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ASCONI CORPORATION

Date:  March 31, 2003            BY: /s/ Constantin Jitaru
                                     -------------------------------------------
                                     Constantin Jitaru, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2003            BY: /s/ Constantin Jitaru
                                     -------------------------------------------
                                     Constantin Jitaru, President,
                                     Chief Executive Officer
                                     and Director

Date:  March 31, 2003            BY: /s/ Anatolie Sirbu
                                     -------------------------------------------
                                     Anatolie Sirbu, Secretary and Director

                          INDEX TO FINANCIAL STATEMENTS

                               ASCONI CORPORATION
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

 Independent Auditor's Report................................................F-2

 Audited Financial Statements

      Consolidated Balance Sheets as of December 31, 2002 and 2001...........F-3

      Consolidated Statements of Income and Comprehensive Income
          for the years ended December 31, 2002, 2001 and 2000,..............F-4

      Consolidated Statements of Changes in Shareholders' Equity for the
          years ended December 31, 2002, 2001 and 2000.......................F-5

      Consolidated Statements Of Cash Flow for the years
          ended December 31, 2002, 2001 and 2000.......................F-6 - F-7

      Notes to Consolidated Financial Statements......................F-8 - F-15

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders of Asconi Corporation

We have audited the accompanying consolidated balance sheets of Asconi Corporation (formerly Grand Slam Treasures, Inc.) and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of Asconi's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asconi Corporation and its subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Thomas Leger & Co., L.L.P.
Houston, Texas
February 28, 2003

                                ASCONI CORORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)

ASSETS
                                                           December 31,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------      ------------
CURRENT ASSETS
  Cash and bank balances                          $     47,362      $     15,244
  Trade receivables                                  2,260,160         2,128,975
  Inventories                                        6,201,521         2,762,943
  Refundable taxes and tax deposits                    842,502           571,705
  Advance payments                                     833,093           694,843
  Other                                                     --            30,443
                                                  ------------      ------------

TOTAL CURRENT ASSETS                                10,184,638         6,204,153

FIXED ASSETS                                         4,135,714         2,547,614
INVESTMENT                                                  --           689,988
GOODWILL                                               358,019                --
DEFERRED TAXES                                          71,295            75,278
OTHER                                                   13,645             3,918
                                                  ------------      ------------

TOTAL ASSETS                                      $ 14,763,311      $  9,520,951
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  2,182,856      $  2,509,355
   Short-term debt                                   4,988,687         1,004,716
   Taxes payable                                       189,307           314,565
   Accrued and other liabilities                       919,463           395,248
                                                  ------------      ------------

TOTAL CURRENT LIABILITIES                            8,280,313         4,223,884
LONG-TERM LIABILITIES
   Long-term debt                                      731,845         1,720,579
   Deferred grant income                               298,634                --
   Deferred taxes                                      264,875           198,560
                                                  ------------      ------------

TOTAL LIABILITIES                                    9,575,667         6,143,023

MINORITY INTEREST                                    1,088,602           184,181

SHAREHOLDERS' EQUITY
   Common Stock $.001 par value 100,000,00
     authorized and 14,586,689 outstanding at
     December 31, 2001                                  14,587            14,587
   Paid in Capital                                   5,646,263         5,508,627
   Retained Earnings (Loss)                         (1,115,610)       (2,072,651)
   Comprehensive loss                                 (446,198)         (256,816)
                                                  ------------      ------------

   Total Shareholders' Equity                        4,099,042         3,193,747
                                                  ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 14,763,311      $  9,520,951
                                                  ============      ============

    The accompanying notes are an intergral part of the financial statements.

                               ASCONI CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (UNITED STATES DOLLARS)

                                                         Year Ended December 31,
                                             ------------------------------------------------
                                                 2002              2001              2000
                                             ------------      ------------      ------------
SALES                                        $ 13,952,387      $ 10,994,644      $  4,934,423

COST OF SALES                                   9,128,570         6,555,839         3,124,326
                                             ------------      ------------      ------------

GROSS PROFIT                                    4,823,817         4,438,805         1,810,097


DEPRECIATION AND AMORTIZATION                     534,577           257,909           325,836

SELLING AND ADMINISTRATIVE EXPENSES             2,511,326         2,157,795           332,626
                                             ------------      ------------      ------------

INCOME FROM OPERATIONS                          1,777,914         2,023,101         1,151,635

MERGER COSTS                                           --           504,177                --
CONSULTING                                             --         4,000,000                --
MINORITY INTEREST EXPENSE                         103,965            43,031                --
INTEREST EXPENSE                                  557,423           255,678            98,251
GRANT INCOME                                      (11,032)               --                --
OTHER (INCOME) LOSS                                 1,713           (52,718)         (126,405)
                                             ------------      ------------      ------------

INCOME (LOSS)  BEFORE TAX PROVISION             1,125,845        (2,727,067)        1,179,789

PROVISION FOR INCOME TAXES                        168,805           373,907           331,770

                                             ------------      ------------      ------------
NET INCOME (LOSS)                                 957,040        (3,100,974)          848,019

OTHER COMPREHENSIVE LOSS
  FOREIGN CURRENCY TRANSLATION                   (189,382)         (135,508)         (121,308)
                                             ------------      ------------      ------------
 COMPREHENSIVE INCOME (LOSS)                 $    767,658      $ (3,236,482)     $    726,711
                                             ============      ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
  BASIC AND DILUTED                            14,568,689        14,100,113        12,986,689
                                             ============      ============      ============

BASIC NET INCOME (LOSS) PER SHARE
  BASIC AND DILUTED                          $       0.05      $      (0.23)     $       0.06
                                             ============      ============      ============

----------
(1) Number of shares outstanding the day of the merger for comparison only

    The accompanying notes are an intergral part of the financial statements.

                               ASCONI CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (UNITED STATES DOLLARS)

                                                                                    Retained       Accumulated           Total
                                     Common         Common          Paid in         Earnings          Other          Shareholders'
                                     Shares          Stock          Capital         (Deficit)    Comprehensive loss     Equity
                                   -----------     -----------     -----------      -----------  ------------------  -------------
Balance December 31, 1999                   --     $        --     $ 1,109,500      $   180,304      $        --      $ 1,289,804

Capital contributions                       --              --         350,000               --               --          350,000
Comprehensive income:
  Earnings                                  --              --              --          848,019               --          848,019
  Foreign currency translation              --              --              --               --         (121,308)        (121,308)
                                   -----------     -----------     -----------      -----------      -----------      -----------
Balance at December 31, 2000                --              --       1,459,500        1,028,323         (121,308)       2,366,515

Capitalization for
  Merger April 12, 2001             12,986,689          12,987         353,553               --               --          366,540
Stock issued for consulting
  April 22, 2001                     1,600,000           1,600       3,998,400               --               --        4,000,000
Pay off of quaranteed debt
  on acquisition of Orhie-Vin
  in 2000                                   --              --        (302,826)              --               --         (302,826)
Comprehensive income (loss)
  Earning (loss)                            --              --              --       (3,100,974)              --       (3,100,974)
  Foreign currency translation              --              --              --               --         (135,508)        (135,508)
                                   -----------     -----------     -----------      -----------      -----------      -----------
Balance at December 31, 2001        14,586,689          14,587       5,508,627       (2,072,651)        (256,816)       3,193,747

Reduction of merger liabilities             --              --         137,636               --               --          137,636
Comprehensive income:
  Earnings                                  --              --              --          957,041               --          957,041
  Foreign currency translation              --              --              --               --         (189,382)        (189,382)
                                   -----------     -----------     -----------      -----------      -----------      -----------
Balance at December 31, 2002        14,586,689     $    14,587     $ 5,646,263      $ 1,115,610)      $ (446,198)     $ 4,099,042
                                   ===========     ===========     ===========      ===========      ===========      ===========


    The accompanying notes are an intergral part of the financial statements.

                               ASCONI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (UNITED STATES DOLLARS)

                                                              Year Ended December 31,
                                                      --------------------------------------------
                                                         2002            2001              2000
                                                      -----------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $   957,040     $(3,236,482)     $   726,711
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                        534,577         257,909          325,836
     Deferred income taxes                                (45,526)         23,737          108,438
     Merger and consulting costs-net                           --       4,366,540               --
     Minority interest expense                            103,965          34,181               --
(Increase) decrease in assets:
     Trade receivables                                    161,716        (916,981)        (719,736)
     Inventories                                       (1,592,510)        (15,222)      (1,250,735)
     Refundable taxes                                    (270,797)       (503,874)          14,101
     Advance payments                                    (138,250)       (493,707)        (182,894)
     Other                                                 63,309         (20,552)          (9,228)
Increase (decrease) in liabilities
     Accounts payable                                    (488,832)        383,708        1,019,943
     Taxes payable                                       (125,258)        (67,326)         119,726
     Accrued liabilities                                  540,642         178,927           66,510

                                                      -----------     -----------      -----------

Net cash provided (used)  by operating activities        (299,924)         (9,142)         218,672
                                                      -----------     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                            (441,031)       (577,349)        (621,385)
     Investment                                          (703,707)       (689,988)              --
     Other                                                     --          (1,544)          (4,982)
                                                      -----------     -----------      -----------

Cash used for investing activities                     (1,144,738)     (1,268,881)        (626,367)
                                                      -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings (net)                        2,975,637         334,716          (49,181)
     Proceeds from long-term debt                         640,000       1,218,235          500,000
     Repayment of long-term debt                       (2,276,187)             --               --
     Payment of guaranteed debt                                --        (302,826)              --
     Grant                                                298,634              --               --
                                                      -----------     -----------      -----------
Cash provided by financing activities                   1,638,084       1,250,125          450,819
                                                      -----------     -----------      -----------

Effects of foreign exchange rate charges                 (189,382)             --               --
Cash purchased                                             28,078              --               --
                                                      -----------     -----------      -----------
NET INCREASE (DECREASE) IN
     CASH AND BANK BALANCES                                32,118         (27,898)          43,124

Cash and bank balances, at beginning of period             15,244          43,142               18

                                                      -----------     -----------      -----------
Cash and bank balances, at end of period              $    47,362     $    15,244      $    43,142
                                                      ===========     ===========      ===========

    The accompanying notes are an intergral part of the financial statements.

                               ASCONI CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (UNITED STATES DOLLARS)


SUPPLEMENTARY CASH FLOWS DISCLOSURES

                            Year Ended December 31,
                      ----------------------------------
                        2002         2001         2000
                      --------     --------     --------

1.  Interest paid     $566,267     $250,121     $ 98,270
                      ========     ========     ========
     Taxes paid       $351,955     $250,157     $164,685
                      ========     ========     ========

2. During October and December, 2000 the Members of ASCONI S.R.L. acquired controlling interest of SA Fabrica de vinuri din Puhoi and SA Orhei-vin and contributed said interest to ASCONI S.R.L.

The following amounts represent the non-cash portion of these transactions:

     Accounts receivable                                           $    23,137
     Inventory                                                         887,873
     Fixed assets                                                      618,682
     Deferred taxes                                                     24,013
     Accounts payable                                                 (383,998)
     Taxes payable                                                     (22,801)
     Accrued expenses                                                 (144,561)
     Long-term debt                                                   (502,345)
     Minority interest                                                (150,000)
                                                                   -----------
                                                                   $   350,000
                                                                   ===========


3. During 2001 stock was issued pursuant to an exchange agreement. The following amounts represent the non-cash portion of the transaction:

     Merger Costs                                                    $ 504,177
     Accrued Liabilities                                              (137,637)
                                                                     ---------
                                                                     $ 366,540
                                                                     =========

4. During 2001 stock was issued for consulting in the amount of $4,000,000.

5. During 2002 ASCONI S.R.L. acquired controlling interest of S.A. Vitis
   Hincesti.

   The following amounts represent the non-cash portion of these transactions:

   Accounts receivable                                              $   292,901
   Inventory                                                          1,846,068
   Fixed assets                                                       1,681,646
   Goodwill                                                             358,019
   Other assets                                                          24,258
   Accounts payable                                                    (162,333)
   Short-term debt                                                   (1,008,334)
   Accrued expenses                                                    (121,209)
   Long-term debt                                                      (647,453)
   Minority interest liability                                         (897,946)
                                                                    -----------
                                                                    $ 1,365,617
                                                                    ===========

6. During 2002 accrued liabilities for merger costs in 2001 in the amount of $137,637 were reduced and paid-in capital adjusted.

    The accompanying notes are an intergral part of the financial statements.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         Asconi Corporation, formerly Grand Slam Treasures, Inc. (the "Company"), acquired 100% of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) through its wholly-owned subsidiary, Asconi Holding Company Limited, a British Virgin Island company, in a merger in April, 2001. Asconi S.R.L. commenced operations in 1999. Asconi S.R.L. acquired a controlling interests in S.A. Fabria de vin uri din Puhoi (70%) and S.A. Orhei-vin (74%), both Moldovan entities, in the fiscal year 2000, which were recorded as purchases. Asconi S.R.L. acquired approximately 25% of S.A. Vitis Hincesti on December 18, 2001, approximately 21% on .March 7, 2002, and received approximately 5% in an irrevocable trust thus obtaining a controlling interest of approximately 51% of outstanding voting shares of S.A. Vitis Hincesti . The transaction was recorded as a purchase.

         Asconi S.R.L. subscribed to the capital call by S.A. Vitis Hincesti during February, 2003 increasing its ownership in S.A. Vitis Hincesti to approximately 61%.

         The consolidated financial statements include the accounts of the Company, Asconi Holding Company Limited, Asconi S.R.L., S.A. Fabria de Vinuri din Puhoi, S.A. Orhei-Vin and S.A. Vitis Hincest (collectively referred to as the "Group").

         The Moldova subsidiaries produce, market and sell premium Moldovan wines in countries outside Moldova, with over 85% percent of their revenue coming from sales in Russia.

2.       BASIS OF PRESENTATION

         The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Moldovan subsidiaries which are prepared in accordance with the accounting principles generally accepted in the Republic of Moldova.

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

         Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

                  o        Buildings                         2% - 4.0%
                  o        Machines and equipment            5% - 10%
                  o        Vehicles                         10%
                  o        Office equipment                 20% - 33%

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

         Conversion of currency from MDL$ into US$ has been made at the rate of exchange on December 31, 2002 and 2001: at US$1.00: MDL$ 13.822 and US$1.00: MDL$13.0909. No representation is made that the MDL$ amounts could have been, or could be, converted into US$ at that rate. Income and expense items were converted at the average rates for the year.

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

         Earnings Per Share
         ------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128'), "Earnings Per Share". Under SFAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation.

         Recent pronouncements
         ---------------------

         In July 2002, he FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.

         In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company's financial position, results of operations, or cash flows.

         Reclassification
         ----------------

         Certain reclassifications have been made to the December 31, 2001 financial statements in order to conform to the classification used in the current year.

4.       TRADE RECEIVABLES
                                                     December 31,
                                             ---------------------------
                                                2002             2001
                                             -----------     -----------

         Foreign                             $ 1,997,735     $ 2,130,746
         Domestic                                262,425          20,303
         Less: allownace for
                       doubtful accounts              --         (22,074)
                                             -----------     -----------
                                             $ 2,260,160     $ 2,128,975
                                             ===========     ===========

         Foreign receivables are primarily from three largest distributor companies.

5.       INVENTORIES

         Inventories are summarized as follows:

                                 December 31,
                           -------------------------
                              2002           2001
                           ----------     ----------

         Raw materials     $  775,007     $  266,836
         Bulk wine          5,287,993      2,379,657
         Bottled wine         138,521        116,450
                           ----------     ----------
                           $6,201,521     $2,762,943
                           ==========     ==========

         Certain inventory is pledged as collateral for loans.

6.       PROPERTY, PLANT AND EQUIPMENT

                                            December 31,
                                     ----------------------------
                                        2002             2001
                                     -----------      -----------
         Land and buildings          $ 2,401,241      $   618,682
         Machinery and equipment       6,539,300        2,193,062
         Other                           189,602          312,548
                                     -----------      -----------
                                       9,130,143        3,124,292
                                     -----------      -----------
         Less accumulated
           depreciation               (4,994,429)        (576,678)
                                     -----------      -----------
                                     $ 4,135,714      $ 2,547,614
                                     ===========      ===========

         Certain equipment is pledged as collateral for loans.

7.       INVESTMENT

         During 2002 Asconi S.R.L. acquired controlling interest of S.A. Vitis Hincesti, and goodwill in the amount of $358,019 was recorded as a result of this transaction. S.A. Vitis Hincesti had previously revalued its fixed assets in accordance with the Republic of Moldova Government approved regulations in the amount of approximately $1,295,000.

         The Company made this investment due to S.A.Vitis Hincesti premium location in one of the best grape growing areas of the Republic of Moldova and the types of wines produced. This investment is in line with the Company's strategy of increasing the share of premium and super-premium wines in the Company's product portfolio and the objective of entering additional markets.

         The Company accounted for the acquisition as a purchase using the accounting pronouncements established in SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The accounting rules require that the goodwill arising from the purchase method of accounting not be amortized, however, it must be tested for impairment at least annually. Additional adjustments to the purchase price allocation may still be required.

                                 Vitis-Hincesti
                             Condensed Balance Sheet
                               December 31, 2001
         -----------------------------------------------------------------------

         Cash                                         $   28,078
         Accounts Receivable                             292,901
         Inventory                                     1,846,068
                                                      ----------
                                                       2,167,047
         Other assets                                  1,681,646
         Fixed assets-net                                 24,258
                                                      ----------
         Total Assets                                 $3,872,951
                                                      ==========

         Accounts  Payable                            $  162,333
         Current debt                                  1,008,334
         Accrued expenses                                121,209
                                                      ----------
                                                       1,291,876

         Long-term debt                                  647,453
         Shareholders' equity                          1,933,622
                                                      ----------
         Total Liabilities & Shareholders' equity     $3,872,951
                                                      ==========

                                 Vitis-Hincesti
                           Condensed Income Stataement
                          Year Ended December 31, 2001
         -----------------------------------------------------------------------

         Sales                           $1,260,158
         Cost of goods sold                 761,999
                                         ----------
         Gross profit                       498,159
         General and administriative         47,881
         Depreciation                       143,744
         Interest                           284,177
                                         ----------
                                             22,357
         Taxes                                6,368
                                         ----------
         Net Income                      $   15,989
                                         ==========

8.       LONG-TERM DEBT

                                                                 DECEMBER 31
                                                     --------------------------------
                                                         2002                2001
                                                     -------------        -----------
Note  to  Mobias  Bank,  Moldova,     denominated in
Moldovan  Lei,   issued   October  31,  2002,   due
August 30,  2003.  Interest  rate 20%.  Secured  by
bulk wine inventory.                                 $     390,682        $        --

Note   to   Universal   Bank,   Moldova,    renewed
January 3, 2001 due January 3,  2002. Interest rate
13% at  December 31,  2001.  Secured  by  equipment
and inventory. Paid off in 2002.                                --            500,000

Note  (credit  line) to  Universal  Bank,  Moldova,
denominated in U.S. Dollars, dated August 8,  2001,
due July 31,  2006.  Interest rate 12%.  Secured by
equipment and stock in Orhei Vin.                          793,712          1,200,000

Note   to   Universal    Bank,    Moldova,    dated
December 18,  2001,  due March 15,  2002.  Interest
rate  30%.  Secured  by stock  in  Vitis  Hincesti.
Paid off in 2002.                                               --            227,640

Note to the Savings Bank,  Moldova,  denominated in
Moldovan  Lei,  dated  December 26,  2002 due March
26,  2003.  Interest  rate  20%.  Secured  by  bulk
wine inventory and stock in Vitis Hincesti.                115,757                 --

Note (credit line) to the Savings Bank, Moldova,
denominated in U.S. Dollars, dated September 17, 2002
due March 13, 2004. Interest rate 11.5%. Secured by
bulk wine inventory and stock in Vitis Hincesti.         1,200,000                 --

Note  to  Mobias  Bank,  Moldova,   denominated  in
Moldovan  Lei,   issued   October  30,  2002,   due
August 30,  2003.  Interest  rate 20%.  Secured  by
bulk wine inventory.                                       227,898                 --

                                                                 DECEMBER 31
                                                     --------------------------------
                                                         2002                2001
                                                     -------------        -----------
Note  (credit  line) to  Universal  Bank,  Moldova,
denominated  in Moldovan  Lei,  dated  February 25,
2002,  due  January 6,  2003.  Interest  rate  26%.
Secured by bulk wine inventory.                            621,293                 --

Note to Universal  Bank,  Moldova,  denominated  in
U.S.  Dollars,  dated May 9,  2002,  due January 3,
2003.  Interest  rate  12%.  Secured  by bulk  wine
inventory.                                                 150,000                 --

Note  to  Victoria  Bank,  Moldova,  dated  May 23,
2001,  due  May 23,  2002  for  $300,000.  Interest
rate 12%.  Secured by inventory. Paid off in 2002.              --            200,000

Note to Victoria Bank,  Moldova,  dated  October 5,
2001 due May 7,  2002 for  $200,000.  Interest rate
26%.  Secured by inventory. Paid off in 2002.                   --             77,076

Note  to   Vininvest,   S.R.L.,   Moldova   renewed
December,  2000 due  December  29,  2004.  Interest
rate variable  based on LIBOR,  11% and 11.6% as of
December  31, 2002 and 2001.  Secured by  equipment
and inventory.                                             199,561            520,579

Note (credit line) to Agroind Bank, Moldova,
denominated in U.S. Dollars, dated August 21, 2002,
due August 21, 2003. Interest rate 11%.
Secured by bulk wine inventory.                            806,009                 --

Note (credit line) to Agroind Bank, Moldova,
denominated in U.S. Dollars, dated September 30, 2002,
due September 24, 2003. Interest rate 11%.
Secured by equipment.                                      701,447                 --

Note  to   Vininvest,   S.R.L.,   Moldova   renewed
December,  2000 due  December  29,  2004.  Interest
rate variable  based on LIBOR,  11% at December 31,
2002.  Secured by equipment and inventory.                 514,173                 --
                                                     -------------        -----------

                                                         5,720,532          2,725,295
                                                        (4,988,687)        (1,004,716)
                                                     -------------        -----------
                                                     $     731,845        $ 1,720,579
                                                     =============        ===========

9.       SHAREHOLDERS' EQUITY

         The Company is authorized to issue 10,000,000 shares of its common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote, preferred shares have no voting rights. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

10.      INCOME TAXES

         The nominal statutory corporate tax rate in the Republic of Moldova is 25% in 2002 and 28% in 2001. Taxes are calculated in accordance with Moldovan regulations and are paid on a yearly basis. Taxes are calculated on a separate entity basis since consolidation is not allowed in Moldova.

         The provision for income taxes is as follows:

                                Year ended December 31,
                                 ---------------------
                                   2002         2001         2000
                                 --------     --------     --------
         Current tax expense     $214,331     $350,170     $330,340
         Deferred tax             (45,526)      23,737        1,430
                                 --------     --------     --------
                                 $168,805     $373,907     $331,770
                                 ========     ========     ========

         Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Group's assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Deferred tax assets and liabilities are comprised of the following:

                                                              December 31,
                                                       ----------------------------
                                                           2002            2001
                                                       -----------      -----------
         Deferred tax assets:
           Basis difference in  inventory              $        --      $   126,262
           Basis difference in accounts receivable          37,500            6,180
           Basis difference in fixed assets                381,144          451,667
           Net operating loss in USA                       958,685          946,317
           Valuation-allowance                          (1,306,037)      (1,455,148)
                                                       -----------      -----------
                                                            71,295           75,278
         Deferred tax  Liabilities:
            Basis difference in fixed assets              (264,520)        (198,560)
                                                       -----------      -----------
                                                       $  (193,575)     $  (123,282)
                                                       ===========      ===========

         A reconciliation of income tax computed at the nominal statutory corporate tax rate to the provision for income taxes follows:

                                  Fiscal year ended December 31
                                  ----------------------------
                                     2002             2001             2000
                                  -----------      -----------      -----------
         Income taxes at
          nominal rate            $   281,461      $  (763,579)     $   330,340
         Temporary differences        (45,526)              --               --
         Permanet differences         (67,130)       1,137,486            1,430
                                  -----------      -----------      -----------
                                  $   168,805      $   373,907      $   371,170
                                  ===========      ===========      ===========

11.      RELATED PARTY TRANSACTIONS

         The Company purchased approximately $500,000 and $315,550 of bulk wine from VinExport during 2002 and 2001. The Company's directors collectively own 60% of VinExport. The Company sold the wine at its normal price. Outstanding prepayments for bulk wine to VinExport equaled $171,710 and $199,769 as of December 31, 2002 and 2001.

12.      MAJOR CUSTOMERS

         The Moldovan subsidiaries sell approximately 62% of their products to 3 companies.

                                           2002        2001      2000
                                           ----        ----      ----
                  Company A                 24%         40%       95%

                  Company B                 22%         30%       --

                  Company C                 16%         --        --

13.      FINANCIAL INSTRUMENTS

         The net fair value of all financial assets and liabilities approximates their carrying value.