Form 10QSB/A
period 2002-09-30
ASCONI CORP
filed 2003-04-18
CIK 847917

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

Transitional Small Business Disclosure Format (check one):     Yes    ☒No

ASCONI CORPORATION

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 (THIS "AMENDMENT") TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, WHICH WAS FILED ON NOVEMBER 14, 2002 (FILE NO. 333-23712), OF ASCONI CORPORATION (THE "FORM 10-QSB") IS BEING FILED SOLELY FOR THE PURPOSE OF INCLUDING THE CERTIFICATIONS REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002, WHICH WERE TO BE INCLUDED IMMEDIATELY AFTER THE SIGNATURE BLOCK AT THE END OF THE FORM 10-QSB, BUT WERE INADVERTENTLY OMITTED. THIS AMENDMENT AMENDS AND MODIFIES ONLY THAT PORTION OF THE FORM 10-QSB STATED ABOVE. ALL OTHER STATEMENTS AND PROVISIONS IN THE FORM 10-QSB REMAIN UNCHANGED.

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

The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASCONI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001
(UNITED STATES DOLLARS)

ASSETS
	SEPTEMBER 30, 2002	DECEMBER 31, 2001
CURRENT ASSETS
Cash and bank balances	$983,133	$15,244
Trade receivables	1,803,537	2,128,975
Inventories	5,020,154	2,762,943
Advance payments	853,905	694,843
Other	763,181	602,148

TOTAL CURRENT ASSETS	9,423,910	6,204,153
FIXED ASSETS	4,537,599	2,547,614
INVESTMENT	-	689,988
GOODWILL	335,003	-
OTHER	78,878	79,196

TOTAL ASSETS	$14,375,390	$9,520,951

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,357,998	$2,509,355
Short-term debt	3,536,398	1,004,716
Taxes payable	247,498	314,565
Accrued and other liabilities	1,240,608	395,248

TOTAL CURRENT LIABILITIES	7,382,503	4,223,884

LONG-TERM LIABILITIES
LONG-TERM DEBT	1,247,880	1,720,579
DEFERRED GRANT INCOME	309,617	-
DEFERRED TAXES	281,487	198,560
MINORITY INTEREST	1,570,021	184,181
SHAREHOLDERS' EQUITY
Common stock $.001 par value 100,000,000 authorized and 14,586,689 issued	14,587	14,587
Paid in capital	5,508,627	5,508,627
Retained earnings (deficit)	(1,564,060)	(2,072,651)
Accumulated other comprehensive loss	(375,271)	(256,816)

Total Shareholders' Equity	3,583,883	3,193,747

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,375,390	$9,520,951

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNITED STATES DOLLARS)
(Unaudited)

	For Quarter Ended		For Nine Months Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
SALES	$3,229,625	$1,875,065	$8,778,393	$6,588,907
COST OF SALES	2,333,044	1,221,542	6,130,548	3,943,340

GROSS PROFIT	896,581	653,523	2,647,845	2,645,567
EXPENSES
Consulting	-	-	-	4,000,000
Merger Costs	-	-	-	504,177
Minority interest expense	152,742	-	378,215	-
Depreciation	109,423	9,909	247,595	182,844
Selling and Administration expenses	302,984	331,216	1,015,748	1,224,191
Interest expense	101,078	68,561	334,354	170,359

TOTAL EXPENSES	666,227	409,686	1,975,912	6,081,571

INCOME BEFORE OTHER ITEMS
AND TAX PROVISION	230,354	243,837	671,933	(3,436,004)
OTHER INCOME-GRANT	5,666	-	5,666
PROVISION FOR INCOME TAXES	59,008	68,808	169,008	295,372

NET INCOME (LOSS)	177,012	175,029	508,591	(3,731,376)
OTHER COMPREHENSIVE INCOME (LOSS)
FOREIGN CURRENCY TRANSLATION	48,269	-	(118,455)	-

COMPREHENSIVE INCOME (LOSS)	$225,281	$175,029	$390,136	$(3,731,376)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED	14,586,689	14,217,459	14,586,689	13,936,140

BASIC NET PER SHARE
(BASIC AND DILUTED)	$0.02	$0.01	$0.03	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNITED STATES DOLLARS)
(Unaudited)

	SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income	$390,136	$(3,731,376)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247,595	182,844
Deferred income taxes	82,927	(4,721)
Other income-grant	-
Issuance of common stock for services	-	4,000,000
Issuance of common stock for merger	-	366,540
Minority interest expense	378,215	-
Effect of exchange rate changes on cash	66,663	-
(Increase) decrease in assets:
Trade receivables	768,339	(722,147)
Advance payments	(159,062)	-
Inventories	(411,143)	508,496
Other	(161,034)	(663,763)
Increase (decrease) in liabilities
Accounts payable	(313,690)	(535,417)
Taxes payable	(67,067)	4,628
Accrued liabilities	724,151	147,145

Net cash provided (used) by operating activities	1,546,030	(447,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(306,027)	(512,663)
Investment	(703,707)	-
Other	319	(8,524)

Cash used for investing activities	(1,009,415)	(521,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	1,523,348	1,216,088
Decrease in long-term debt (net)	(1,120,152)	285,530

Cash provided by financing activities	403,196	1,501,618

NET INCREASE (DECREASE) IN CASH AND BANK BALANCES	939,811	532,660
Cash and bank balances, at beginning of period	15,244	43,142
Cash purchased	28,078	-

Cash and bank balances, at end of period	$983,133	$575,802

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

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

NOTE 2-TAXES

Income taxes are provided on foreign operations in accordance with taxation principles currently effective in the Republic of Moldova.

NOTE 3-CASH FLOW ADDITIONAL INFORMATION

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

NOTE 4-GRANT

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

PART II-OTHER INFORMATION

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

ASCONI CORPORATION

Date:	April 16, 2003	/S/ CONSTANTIN JITARU
Constantin Jitaru, President and Chief Executive Officer

Date:	April 16, 2003	/S/ ANATOLIE SIRBu
Anatolie Sirbu, Chief Financial Officer

CERTIFICATION

I, Constantin Jitaru, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Asconi Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly  report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

/s/ CONSTANTIN JITARU

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Constantin Jitaru,

President and Chief Executive Officer

CERTIFICATION

I, Anatolie Sirbu, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Asconi Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly  report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

/s/ ANATOLIE SIRBU

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

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