Form 10QSB
period 2003-03-31
ASCONI CORP
filed 2003-05-15
CIK 847917

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2003

                                       or

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


                        1211 SEMORAN BOULEVARD, SUITE 141
                           CASSELBERRY, FLORIDA 32707
                                 (407) 679-9463
                    (Address of Principal Executive Offices)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]       No   [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AS OF MAY 5, 2003
          -----                                   -----------------------------
Common Stock, $.001 par value                             14,586,689


         Transitional Small Business Disclosure Format (check one):
[ ] Yes    [X ] No

                               ASCONI CORPORATION

                                      INDEX
                                      -----

                                                                                                             PAGE NO.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
              As of March 31, 2003 (unaudited) and December 31, 2002.............................................2

           Condensed Consolidated Statements of Income -
              For the Three Months Ended March 31, 2003 and 2002.................................................3

           Condensed Consolidated Statements of Cash Flow
             For the Three Months Ended March 31, 2003 and 2002..................................................4

           Notes to Condensed Consolidated Financial Statements..................................................5

       Item 2.  Management's Discussion and Analysis or Plan of Operation........................................6-7

       Item 3.  Controls and Procedures..........................................................................8


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings................................................................................8

       Item 2.  Changes in Securities............................................................................9

       Item 3.  Defaults Upon Senior Securities..................................................................9

       Item 4.  Submission of Matters to Vote of Security Holders................................................9

       Item 5. Other Information.................................................................................9

       Item 6. Exhibits and Reports on Form 8-K..................................................................9

SIGNATURES......................................................................................................10

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ASCONI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
                             (UNITED STATES DOLLARS)


                                     ASSETS
                                                   MARCH 31,       DECEMBER 31,
                                                     2003              2002
                                                 ------------      ------------
CURRENT ASSETS
  Cash and bank balances                         $     13,469      $     47,362
  Trade receivables                                 1,733,563         2,260,160
  Inventories                                       5,555,200         6,201,521
  Refundable taxes and tax deposits                   674,585           842,502
  Advance payments                                    583,876           833,093
                                                 ------------      ------------

TOTAL CURRENT ASSETS                                8,560,693        10,184,638

FIXED ASSETS                                        3,973,176         4,135,714
GOODWILL                                              341,208           358,019
DEFERRED TAXES                                         67,947            71,295
OTHER                                                 217,780            13,645
                                                 ------------      ------------

TOTAL ASSETS                                     $ 13,160,804      $ 14,763,311
                                                 ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                              $  1,985,662      $  2,182,856
   Short-term debt                                  3,785,881         4,988,687
   Taxes payable                                       53,729           189,307
   Accrued and other liabilities                      473,596           919,463
                                                 ------------      ------------
TOTAL CURRENT LIABILITIES                           6,298,868         8,280,313
                                                 ------------      ------------
LONG-TERM LIABILITIES
LONG-TERM DEBT                                        911,365           731,845
DEFERRED GRANT INCOME                                 284,612           298,634
DEFERRED TAXES                                        283,331           264,875
                                                 ------------      ------------

TOTAL LIABILITIES                                   7,778,176         9,575,667

MINORITY INTEREST                                   1,058,853         1,088,602

SHAREHOLDERS' EQUITY
   Common stock $.001 par value 100,000,000
   authorized and 14,586,689 outstanding at            14,587            14,587
   March 31, 2003 and December 31, 2002
   Paid in capital                                  5,646,263         5,646,263
   Retained earnings (deficit)                       (723,117)       (1,115,610)
   Accumulated other comprehensive loss              (613,958)         (446,198)
                                                 ------------      ------------

   Total Shareholders' Equity                       4,323,775         4,099,042
                                                 ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 13,160,804      $ 14,763,311
                                                 ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)
                                   (UNAUDITED)


                                                    For Three Months Ended
                                                 ------------------------------
                                                   MARCH 31,         MARCH 31,
                                                     2003              2002
                                                 ------------      ------------

SALES                                            $  2,435,922      $  2,627,635

COST OF SALES                                       1,817,114         1,748,311
                                                 ------------      ------------

GROSS PROFIT                                          618,808           879,324

EXPENSES

           Minority interest expense                   20,866            95,779

           Depreciation                               140,395            69,086

           Selling and Administration expenses         79,714           321,247

           Interest expense                           130,463            66,103
                                                 ------------      ------------

TOTAL EXPENSES                                        371,438           552,215
                                                 ------------      ------------

INCOME BEFORE OTHER ITEMS
AND TAX PROVISION                                     247,370           327,109
                                                 ------------      ------------

OTHER INCOME                                          148,067                --
GRANT INCOME                                            5,279                --

PROVISION FOR INCOME TAXES                              8,222            81,777
                                                 ------------      ------------

NET INCOME                                            392,494           245,332

OTHER COMPREHENSIVE INCOME (LOSS)
  FOREIGN CURRENCY TRANSLATION                       (167,760)         (103,546)
                                                 ------------      ------------
  COMPREHENSIVE INCOME                           $    224,734      $    141,786
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING,
  BASIC AND DILUTED                                14,586,689        14,586,689
                                                 ============      ============

  BASIC NET PER SHARE
  (BASIC AND DILUTED)                            $       0.02      $       0.01
                                                 ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)
                                   (UNAUDITED)




                                                             MARCH 31,
                                                    --------------------------
                                                        2003           2002
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income                                $   224,734    $   141,786
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                       140,395         69,086
     Deferred income taxes                               21,804         (5,881)
    Other income - grant                                 (5,279)            --
     Minority interest expense                           20,866         88,349
     Effect of exchange rate changes on cash             17,008         72,021
(Increase) decrease in assets:
     Trade receivables                                  526,597        678,992
     Advance payments                                   249,217       (441,060)
     Inventories                                        646,321         85,573
     Other                                              (36,218)      (129,009)
Increase (decrease) in liabilities
     Accounts payable                                  (197,194)      (159,640)
     Taxes payable                                     (135,578)       (14,901)
     Accrued liabilities                               (445,867)       460,558

                                                    -----------    -----------

Net cash provided by operating activities             1,026,806        845,874
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                           (37,413)       (57,758)
     Investment                                              --       (563,707)
    Other                                                    --          1,509
                                                    -----------    -----------

Net Cash (used by) investing activities                 (37,413)      (619,956)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Short-term borrowings (net)                     (1,202,806)       543,594
     Decrease in long-term debt (net)                   179,520       (742,868)
                                                    -----------    -----------
Net Cash (used by) financing activities              (1,023,286)      (199,274)
                                                    -----------    -----------

NET INCREASE (DECREASE) IN
     CASH AND BANK BALANCES                             (33,893)        26,644

Cash and bank balances, at beginning of period           47,362         15,244
                                                    -----------    -----------
Cash and bank balances, at end of period            $    13,469    $    41,888
                                                    ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                               ASCONI CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the "Company") without audit and include: the Company; Asconi Holding Company Limited, its wholly-owned subsidiary; and Asconi S.R.L., its wholly-owned subsidiary. Asconi S.R.L. acquired controlling interest of S.A. Fabrca de Vinuri din Puhoi (70%) and S.A. Orhei-vin (74%) during October and December, 2000, which were recorded as a purchase. Asconi S.R.L. acquired controlling interest (51%) of Vitis Hincesti S.A. as of June 12, 2002, which was recorded as a purchase. Asconi S.R.L. participated in the capital call announced by Vitis Hincesti S.A. during January, 2003 and effectively increased its ownership in the subsidiary to 61%. The condensed consolidated financial statements also include the accounts of these three majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

NOTE 3 - GRANT

The Company received an equipment grant valued at approximately $315,000. The Company recorded the asset and a deferred liability. The asset and the liability are being amortized over the life of the asset.

<

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATION

         The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended March 31, 2003 and 2002.

THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
2002

         REVENUES. Revenues decreased by $191,713 or 7.3% to $2,435,922 for the three months ended March 31, 2003 from $2,627,635 for the three months ended March 31, 2002. This decrease was primarily due to flat production and sales coupled with a devaluation of Moldovan Leu against U.S. Dollar of approximately 4.5% during the three months ended March 31, 2003. The flat nature of sales volumes was due to the seasonal fluctuations typical of the wine industry where the first calendar quarter has traditionally been one of the slowest during a given year.

         COST OF SALES. Cost of sales increased by $68,803 or 3.94% to $1,817,114 for the three months ended March 31, 2003 from $1,748,311 for the three months ended March 31, 2002. This increase was primarily due to the flat nature of sales and slight increase in production volume and costs primarily associated with higher price for grapes during the 2002 harvest. We expect the gross margin in 2003 to be lower than in 2002 due to our increasing focus on premium and super-premium wines, which requires purchases of more expensive grapes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by $241,533 or 75.19% to $79,714 for the three months ended March 31, 2003 from $321,247 for the three months ended March 31, 2002. This decrease was primarily due to decreased professional fees as well as increased operational efficiencies due to the integration of processes between subsidiaries.

         INCOME FROM OPERATIONS. As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes decreased by $15,379 or 3.91% to $377,833 for the three months ended March 31, 2003 from $393,212 for the three months ended March 31, 2002. This increase was primarily due to a combination of decreased revenues and increased production costs.

         INTEREST EXPENSE. Interest expenses increased by $64,360 or 97.36% to $130,463 for the three months ended March 31, 2003 from $66,103 for the three months ended March 31, 2002. This increase was primarily due to increased borrowings and interest expense related to the increased scale of harvest in 2002.

         OTHER ITEMS. Minority interest expense decreased by $74,913 or 78.21% to $20,866 for the three months ended March 31, 2003 from $95,779 for the three months ended March 31, 2002 due to higher net income in subsidiaries with larger ownership by the parent and lower net income or higher net loss in subsidiaries with smaller ownership by the parent. Other income increased by $148,067 for the three months ended March 31, 2003 from $0 for the three months ended March 31, 2002. This increase was primarily due to partial litigation settlement and reclassification of certain income and expense items as compared to the three months ended March 31, 2002.

         INCOME TAXES. Income taxes decreased by $73,555 or 89.95% to $8,222 for the three months ended March 31, 2003 from $81,777 for the three months ended March 31, 2002. This decrease was primarily due to utilization of 2001 net operating loss carry forwards and a decrease in the effective tax rate in the country of operation of our subsidiaries.

         NET INCOME. As a result of the forgoing our net income increased by $147,162 or 59.98% to $392,494 for the three months ended March 31, 2003 from $245,332 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         For the past few months, we have funded capital requirements through operations as well as through bank loan financing. As of March 31, 2003, we had a cash balance of $13,469 and a working capital surplus of $2,261,825. This compares with a cash balance of $47,362 and a working capital surplus of $1,904,325 at December 31, 2002 as well as $41,888 and $982,804 at March 31,
2002.

         Net cash provided by operating activities increased by $180,932 to $1,026,806 for the three months ended March 31, 2003 from $845,874 for the three months ended March 31, 2002. This increase in cash provided by operations resulted primarily from a decrease in trade receivables of $526,597, a decrease in inventories of $646,321 and a decrease in accrued liabilities of $445,867.

         Cash flows used in investing activities for the three months ended March 31, 2003 decreased by $582,534 or 93.97% as the current period used $37,413 for investing activities as opposed to $619,956 used for investing activities for the three months ended March 31, 2002. This change was due primarily to the non-recurring nature of the investment in the acquisition of Vitis Hincesti S.A. in the amount of $563,707 during the three months ended March 31, 2002.

         Cash flows used by financing activities during the three months ended March 31, 2003 increased by $824,012 to $1,023,286 from $199,274 cash used during the three months ended March 31, 2002. This increase was due to repayment of bank loans and notes obtained during 2002 to fund our short-term cash requirements, the acquisition of shares of Vitis-Hincesti, further expansion of our wine-making facilities and increased scale of 2002 grape harvest.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, collection of accounts receivable and valuation of inventories. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our financial statements is set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

         (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation of our internal controls.

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

         We alleged that defendants Melnick and Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We further allege that many of the defendants entered into, or facilitated entry into, unapproved "consulting agreements" as a vehicle to justify issuance of the stock, and that the "consultants" provided little or no services to Asconi but received stock valued at as much as $11,200,000. The complaint seeks monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

         We have resolved our claims against Serguei Melnik and Vadim Enikeev. We have resolved our claims against the remaining Defendants except our claims against Thomas Tedrow and Stoneside Development Limited, which are currently still pending.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

          EXHIBIT       DESCRIPTION OF EXHIBIT
          -------       ----------------------

            3.1         Restated Articles of Incorporation.(1)

            3.2         Amended and Restated Bylaws.(1)

            99.1 Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
----------

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


                                     ASCONI CORPORATION




Date:     May 15, 2003               --------------------------------------
                                     Constantin Jitaru, President and Chief
                                     Executive Officer




Date:     May 15, 2003               ----------------------------------------
                                     Anatolie Sirbu, Chief Financial Officer

                                  CERTIFICATION
                                  -------------


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

4. The registrant's other certifying officer and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

                                          ------------------------------------
                                          Constantin Jitaru,
                                          President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

                                           ------------------------------------
                                           Anatolie Sirbu,
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



            EXHIBIT     DESCRIPTION OF EXHIBIT
            -------     ----------------------

            3.1         Restated Articles of Incorporation.(1)

            3.2         Amended and Restated Bylaws.(1)

            99.1 Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

----------
(1) Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.

(2)  Filed Herewith.