Form 10QSB
period 2003-06-30
ASCONI CORP
filed 2003-08-14
CIK 847917

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from                          to                         .

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

Yes    X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2003
Common Stock, $.001 par value	11,759,135

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

(UNITED STATES DOLLARS)

ASSETS	June 30, 2003	December 31, 2002
CURRENT ASSETS
Cash and bank balances	$163,388	$47,362
Trade receivables	2,421,919	2,260,160
Marketable Securities	101,000	—
Inventories	5,091,251	6,201,521
Refundable taxes and tax deposits	599,999	842,502
Advance payments	782,248	833,093

TOTAL CURRENT ASSETS	9,159,805	10,184,638
FIXED ASSETS	4,101,147	4,135,714
GOODWILL	349,782	358,019
DEFERRED TAXES	71,020	71,295
OTHER	217,463	13,645

TOTAL ASSETS	$13,899,217	$14,763,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,437,864	$2,182,856
Short-term debt	4,018,239	4,988,687
Taxes payable	85,002	189,307
Accrued and other liabilities	763,612	919,463

TOTAL CURRENT LIABILITIES	6,304,717	8,280,313

LONG-TERM LIABILITIES
LONG-TERM DEBT	971,865	731,845
DEFERRED GRANT INCOME	281,181	298,634
DEFERRED TAXES	258,781	264,875

TOTAL LIABILITIES	7,816,544	9,575,667
MINORITY INTEREST	1,035,284	1,088,602

SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000
authorized and 11,759,135 outstanding at June 30, 2003	11,759	14,587
Paid in capital	5,649,091	5,646,263
Retained earnings (deficit)	(83,097)	(1,115,610)
Accumulated other comprehensive loss	(530,364)	(446,198)

Total Shareholders’ Equity	5,047,389	4,099,042

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,899,217	$14,763,311

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	For Quarter Ended		For Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
SALES	$3,727,308	$2,921,133	$6,163,230	$5,548,768
COST OF SALES	2,518,380	2,049,193	4,335,494	3,797,504

GROSS PROFIT	1,208,928	871,940	1,827,736	1,751,264
EXPENSES
Minority interest expense	45,662	129,694	66,528	225,473
Depreciation	200,558	69,086	340,953	138,172
Selling and Administrative expenses	335,779	391,517	415,493	712,764
Interest expense	177,159	167,173	307,622	233,276

TOTAL EXPENSES	759,158	757,470	1,130,596	1,309,685

INCOME BEFORE OTHER ITEMS AND TAX PROVISION	449,770	114,470	697,140	441,579
OTHER INCOME	213,276	—	361,343	—
GRANT INCOME	5,212	—	10,491	—
PROVISION FOR INCOME TAXES	28,239	28,223	36,461	110,000

NET INCOME (LOSS)	640,019	86,247	1,032,513	331,579
OTHER COMPREHENSIVE INCOME (LOSS)
FOREIGN CURRENCY TRANSLATION	83,594	(63,178)	(84,166)	(166,724)

COMPREHENSIVE INCOME (LOSS)	$723,613	$23,069	$948,347	$164,855

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
BASIC AND DILUTED	12,178,600	14,586,689	13,382,645	14,586,689

BASIC NET PER SHARE (BASIC AND DILUTED)	$0.06	$0.00	$0.07	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income	$948,347	$164,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	340,953	138,172
Deferred income taxes	5,819	76,937
Other income—grant	(10,491)	—
Minority interest expense	66,528	225,473
Effect of exchange rate changes on cash	2,476	90,162
(Increase) decrease in assets:
Trade receivables	(161,759)	924,442
Advance payments	50,845	(208,884)
Inventories	1,110,270	1,015,528
Other	(107,153)	(87,610)
Increase (decrease) in liabilities
Accounts payable	(744,992)	(300,640)
Taxes payable	(104,305)	(56,272)
Accrued liabilities	(224,871)	(12,292)

Net cash provided (used) by operating activities	1,171,667	1,969,871

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(224,213)	(57,758)
Investment	(101,000)	(703,707)
Other	—	(20,828)

Cash provided (used) for investing activities	(325,213)	(782,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(970,448)	51,710
Decrease in long-term debt (net)	240,020	(1,192,741)

Cash provided (used) by financing activities	(730,428)	(1,141,031)

NET INCREASE (DECREASE) IN CASH AND BANK BALANCES	116,026	46,547

Cash and bank balances, at beginning of period	47,362	15,244
Cash purchased	—	28,078

Cash and bank balances, at end of period	$163,388	$89,869

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the “Company”) without audit and include: the Company; Asconi Holding Company Limited, its wholly-owned subsidiary; Asconi S.R.L., its wholly-owned subsidiary and Coppet Finance Ltd, its wholly owned subsidiary. Asconi S.R.L. acquired controlling interest of S.A. Fabrca de Vinuri din Puhoi (70%) and S.A. Orhei-vin (74%) during October and December, 2000, which were recorded as a purchase. Asconi S.R.L. acquired controlling interest (51%) of Vitis Hincesti S.A. as of June 12, 2002, which was recorded as a purchase. Asconi S.R.L. participated in the capital call announced by Vitis Hincesti S.A. during January, 2003 and effectively increased its ownership in the subsidiary to 61%. The condensed consolidated financial statements also include the accounts of these three majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

NOTE 3—GRANT

The Company received an equipment grant valued at approximately $315,000. The Company recorded the asset and a deferred liability. The asset and the liability are being amortized over the life of the asset.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operation

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and six months ended June 30, 2003 and 2002.

Three Months Ended June 30, 2003 As Compared To Three Months Ended June 30, 2002

Revenues. Revenues increased by $806,175 or 27.6% to $3,727,308 for the three months ended June 30, 2003 from $2,921,133 for the three months ended June 30, 2002. This increase was primarily due to increased sales volumes and prices. Our focus on premium and super-premium wines has started to result in higher prices for our products charged at the retail level, which allows us to negotiate better terms with distributors and receive additional revenue as distributors increase their prices. We expect this trend to continue throughout fiscal 2003.

Cost of sales. Cost of sales increased by $469,187 or 22.9% to $2,518,380 for the three months ended June 30, 2003 from $2,049,193 for the three months ended June 30, 2002. This increase was primarily due to the increased production volume costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $55,738 or 14.24% to $335,779 for the three months ended June 30, 2003 from $391,517 for the three months ended June 30, 2002. This decrease was primarily due to decreased professional fees as well as increased operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations. As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes decreased by $345,286 or 122.6% to $626,929 for the three months ended June 30, 2003 from $281,643 for the three months ended June 30, 2002. This increase was primarily due to increased revenues and decreased selling, general and administrative expenses.

Interest Expense. Interest expenses increased by $9,986 or 5.97% to $177,159 for the three months ended June 30, 2003 from $167,173 for the three months ended June 30, 2002. This increase was primarily due to increased borrowings and interest expense related to the increased scale of harvest in 2002 and the increased production in 2003.

Other Items. Minority interest expense decreased by $84,032 or 64.79% to $45,662 for the three months ended June 30, 2003 from $129,694 for the three months ended June 30, 2002 due to higher net income in subsidiaries with larger ownership by the parent and lower net income or higher net loss in subsidiaries with smaller ownership by the parent. Other income increased by $213,276 for the three months ended June 30, 2003 from $0 for the three months ended June 30, 2002. This increase was primarily due to partial litigation settlement and reclassification of certain income and expense items as compared to the three months ended June 30, 2002.

Net Income. As a result of the forgoing our net income increased by $553,772 or 642.08% to $640,019 for the three months ended June 30, 2003 from $86,247 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 As Compared To Six Months Ended June 30, 2002

Revenues. Revenues increased by $614,462 or 11.07% to $6,163,230 for the six months ended June 30, 2003 from $5,548,768 for the six months ended June 30, 2002. This increase was primarily due to increased production and sales resulting from acquisitions in 2000 through 2002 as well as additional sales revenue from better conditions negotiated with distributors in our largest markets such as the Russian Federation.

Cost of sales. Cost of sales increased by $537,990 or 14.17% to $4,335,494 for the six months ended June 30, 2003 from $3,797,504 for the six months ended June 30, 2002. This increase was primarily due to increased production volume costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $297,271 or 41.71% to $415,493 for the six months ended June 30, 2003 from $712,764 for the six months ended June 30, 2002. This decrease was primarily due to decreased professional fees as well as operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations. As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $329,907 or 48.89% to $1,004,762 for the six months ended June 30, 2003 from a $674,855 for the six months ended June 30, 2002. This increase was primarily due to increased revenues and decreased selling, general and administrative expenses.

Interest Expense. Interest expenses increased by $74,346 or 31.87% to $307,622 for the six months ended June 30, 2003 from $233,276 for the six months ended June 30, 2002. This increase was primarily due to increased borrowings and interest expense related to the increased scale of harvest in 2002 and the increased production in 2003.

Income Taxes. Income taxes decreased by $73,539 or 66.85% to $36,461 for the six months ended June 30, 2003 from $110,000 for the six months ended June 30, 2002. This decrease was primarily due to utilization of 2001 net operating loss carry forwards and a decrease in the effective tax rate in the country of operation of our subsidiaries.

Net Income. As a result of the foregoing our net income increased by $700,934 or 211.39% to $1,032,513 for the six months ended June 30, 2003 from $331,579 for the six months ended June 30, 2002.

Liquidity and Capital Resources

For the past few months, we have funded capital requirements through operations as well as through bank loan financing. As of June 30, 2003, we had a cash balance of $163,388 and a working capital surplus of $2,855,088. This compares with a cash balance of $47,362 and a working capital surplus of $1,904,325 at December 31, 2002.

Net cash provided by operating activities decreased by $798,204 to $1,171,667 for the six months ended June 30, 2003 from $1,969,871 for the six months ended June 30, 2002. This decrease in cash provided by operations resulted primarily from an increase in trade receivables of $161,759, a decrease in inventories of $1,110,270, a decrease in accounts payable of $744,992 and a decrease in accrued and other liabilities of $224,871.

Cash flows used in investing activities for the six months ended June 30, 2003 decreased by $457,080 as the current period used $325,213 for investing activities as opposed to $782,293 used for investing activities for the six months ended June 30, 2002. This change was due primarily to the non-recurring nature of the investment in the acquisition of Vitis Hincesti S.A. in the amount of $703,707 during the six months ended June 30, 2002.

Cash flows used by financing activities during the six months ended June 30, 2003 decreased by $410,603 to $730,428 from $1,141,031 cash used during the six months ended June 30, 2002. This decrease in cash flow used was due to refinancing of certain notes to fund our short-term cash requirements, further expansion of our winemaking facilities and to make certain prepayments for the 2003 grape harvest.

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

Recent Accounting Pronouncements

In July 2002, he FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company’s future results of operations or financial position.

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company’s future results of operations or financial position.

In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company’s financial position, results of operations, or cash flows.

ITEM 3.    CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation of our internal controls.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As an ordinary course of business, the Company anticipates to be the plaintiff or defendant in litigation. However, at present time there is no material litigation, which the Company believes would materially adversely affect its business operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 19, 2003 the company issued 10,300,000 shares of stock to our officers and members of the board of directors in order to maintain ownership and control of the Company. The board believes this issuance of stock was necessary as a result of substantial dilution, which occurred pursuant to the improper issuance of shares of stock which became the subject of litigation initiated by the Company and which was ultimately resolved, however, the Company was not able to recover or cancel said shares. Hence, pursuant to a board of directors meeting, additional shares were issued.

(b) None.

(c) None.

(d) None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14(a)/15d-14(a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 oftheSarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14(a)/15d-14(a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32

Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed Herewith.

(b) Reports on Form 8-K.

On May 15 we filed a current report on Form 8K reporting a change in our certifying accountant as of May 9, 2003 as well as a 10 for 1 reverse split and the change in our stock symbol from ASCS to ASCP on or about May 12, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

/S/ CONSTANTIN JITARU
Constantin Jitaru , President and Chief Executive Officer

Date: August 14, 2003

/S/ ANATOLIE SIRBU
Anatolie Sirbu, Chief Financial Officer

Date: August 14, 2003

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14(a)/15d-14(a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 oftheSarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14(a)/15d-14(a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32

Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed Herewith.