Form 10QSB
period 2003-09-30
ASCONI CORP
filed 2003-11-14
CIK 847917

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

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

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

(UNITED STATES DOLLARS)

ASSETS
	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(UNAUDITED)
CURRENT ASSETS
Cash and bank balances	$839,586	$47,362
Trade receivables	4,014,339	2,260,160
Inventories	8,158,662	6,201,521
Refundable taxes and tax deposits	795,303	842,502
Advance payments	1,064,170	833,093

TOTAL CURRENT ASSETS	14,872,060	10,184,638

FIXED ASSETS	4,284,911	4,135,714
GOODWILL	371,699	358,019
DEFERRED TAXES	71,020	71,295
OTHER	285,009	13,645

TOTAL ASSETS	$19,884,699	$14,763,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,860,202	$2,182,856
Short-term debt	6,132,682	4,988,687
Taxes payable	301,143	189,307
Accrued and other liabilities	1,476,869	919,463

TOTAL CURRENT LIABILITIES	11,770,896	8,280,313

LONG-TERM LIABILITIES
LONG-TERM DEBT	—	731,845
DEFERRED GRANT INCOME	283,077	298,634
DEFERRED TAXES	285,097	264,875

TOTAL LIABILITIES	12,339,070	9,575,667

MINORITY INTEREST	1,221,076	1,088,602

SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000 authorized and 11,759,135 outstanding at September 30, 2003	11,759	14,587
Paid in capital	5,649,091	5,646,263
Retained earnings (deficit)	935,356	(1,115,610)
Accumulated other comprehensive loss	(271,653)	(446,198)

Total Shareholders’ Equity	6,324,553	4,099,042

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,884,699	$14,763,311

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	For Quarter Ended		For Nine Months Ended
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
SALES	$4,547,848	$3,229,625	$10,711,078	$8,778,393

COST OF SALES	2,654,435	2,333,044	$6,989,929	6,130,548

GROSS PROFIT	1,893,413	896,581	3,721,149	2,647,845

EXPENSES

Minority interest expense	64,664	152,742	131,192	378,215

Depreciation	107,280	109,423	448,233	247,595

Selling and Administrative expenses	419,593	302,984	835,086	1,015,748

Interest expense	149,370	101,078	456,992	334,354

TOTAL EXPENSES	740,907	666,227	1,871,503	1,975,912

INCOME BEFORE OTHER ITEMS AND TAX PROVISION	1,152,506	230,354	1,849,646	671,933

OTHER INCOME	—	—	361,343	—

GRANT INCOME	5,378	5,666	15,869	5,666

PROVISION FOR INCOME TAXES	139,431	59,008	175,892	169,008

NET INCOME (LOSS)	1,018,453	177,012	2,050,966	508,591

OTHER COMPREHENSIVE INCOME (LOSS) FOREIGN CURRENCY TRANSLATION	258,711	48,269	174,545	(118,455)

COMPREHENSIVE INCOME (LOSS)	$1,277,164	$225,281	$2,225,511	$390,136

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	11,759,135	14,586,689	12,841,475	14,586,689

BASIC NET PER SHARE (BASIC AND DILUTED)	$0.11	$0.02	$0.17	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Comprehensive income	$2,225,511	$390,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	448,233	247,595
Deferred income taxes	20,222	82,927
Other income – grant	15,869	—
Minority interest expense	131,192	378,215
Effect of exchange rate changes on cash	(174,545)	66,663
(Increase) decrease in assets:
Trade receivables	(1,754,179)	768,339
Advance payments	(231,077)	(159,062)
Inventories	(1,957,141)	(411,143)
Other	(237,845)	(161,034)
Increase (decrease) in liabilities
Accounts payable	1,677,346	(313,690)
Taxes payable	111,836	(67,067)
Accrued and other liabilities	557,406	724,151

Net cash provided (used) by operating activities	832,828	1,546,030

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(452,754)	(306,027)
Investment	—	(703,707)
Other	—	319

Cash provided (used) for investing activities	(452,754)	(1,009,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	1,143,995	1,523,348
Decrease in long-term debt (net)	(731,845)	(1,120,152)

Cash provided (used) by financing activities	412,150	403,196

NET INCREASE (DECREASE) IN CASH AND BANK BALANCES	792,224	939,811

Cash and bank balances, at beginning of period	47,362	15,244
Cash purchased	—	28,078

Cash and bank balances, at end of period	$839,586	$983,133

The accompanying notes are an integral part of these consolidated financial statements.

ASCONI CORPORATION

NOTES TO THE CONDE NSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared by Asconi Corporation (formerly Grand Slam Treasures, Inc.) (the “Company”) without audit and include: the Company; Asconi Holding Company Limited, its wholly-owned subsidiary; Asconi S.R.L., its wholly-owned subsidiary and Coppet Finance Ltd, its wholly owned subsidiary. Asconi S.R.L. acquired controlling interest of S.A. Fabrica de Vinuri din Puhoi (72%) and S.A. Orhei-vin (74%) during October and December, 2000, which were recorded as a purchase. Asconi S.R.L. acquired controlling interest (51%) of Vitis Hincesti S.A. as of September 12, 2002, which was recorded as a purchase. Asconi S.R.L. participated in the capital call announced by Vitis Hincesti S.A. during January, 2003 and effectively increased its ownership in the subsidiary to 61%. The condensed consolidated financial statements also include the accounts of these three majority owned subsidiaries. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America.

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

NOTE 2 – TAXES

Income taxes are provided on foreign operations in accordance with taxation principles currently effective in the Republic of Moldova.

NOTE 3 – GRANT

The Company received an equipment grant valued at approximately $315,000. The Company recorded the asset and a deferred liability. The asset and the liability are being amortized over the life of the asset.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results Of Operation

The following is derived from, and should be read in conjunction with, our unaudited condensed consolidated financial statements, and related notes, as of and for the three and nine months ended September 30, 2003 and 2002.

Three Months Ended September 30, 2003 As Compared To Three Months Ended September 30, 2002

Revenues. Revenues increased by $1,318,223 or 40.82% to $4,547,848 for the three months ended September 30, 2003 from $3,229,625 for the three months ended September 30, 2002. This increase was primarily due to increased sales volumes and prices. Our focus on premium and super-premium wines has started to result in higher prices for our products charged at the retail level, which allows us to negotiate better terms with distributors and receive additional revenue as distributors increase their prices. We expect this trend to continue throughout fiscal 2003 and into fiscal 2004.

Cost of sales. Cost of sales increased by $321,391 or 13.78% to $2,654,435 for the three months ended September 30, 2003 from $2,333,044 for the three months ended September 30, 2002. This increase was primarily due to the increased production volume costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $116,609 or 38.49% to $419,593 for the three months ended September 30, 2003 from $302,984 for the three months ended September 30, 2002. This increase was primarily due to increased transportation and marketing expenses related to the increased sales volumes.

Income from Operations. As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $970,444 or 292.8% to $1,301,876 for the three months ended September 30, 2003 from $331,432 for the three months ended September 30, 2002. This increase was primarily due to increased revenues and higher gross margins on sales of products.

Interest Expense. Interest expenses increased by $48,292 or 47.78% to $149,370 for the three months ended September 30, 2003 from $101,078 for the three months ended September 30, 2002. This increase was primarily due to increased borrowings and interest expense related to the increased production in 2003.

Other Items. Minority interest expense decreased by $88,078 or 57.66% to $64,664 for the three months ended September 30, 2003 from $152,742 for the three months ended September 30, 2002 due to higher net income in subsidiaries with larger ownership by the parent and lower net income or higher net loss in subsidiaries with smaller ownership by the parent.

Income Taxes. Income taxes increased by $80,423 or 136.29% to $139,431 for the three months ended September 30, 2003 from $59,008 for the three months ended September 30, 2002. This increase was primarily due to increased income before taxation of our subsidiaries.

Net Income. As a result of the forgoing our net income increased by $841,441 or 475.36% to $1,018,453 for the three months ended September 30, 2003 from $177,012 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 As Compared To Nine Months Ended September 30, 2002

Revenues. Revenues increased by $1,932,685 or 22.02% to $10,711,078 for the nine months ended September 30, 2003 from $8,778,393 for the nine months ended September 30, 2002. This increase was primarily due to increased production and sales resulting from acquisitions in 2000 through 2002 as well as additional sales revenue from better conditions negotiated with distributors in our largest markets such as the Russian Federation.

Cost of sales. Cost of sales increased by $859,381 or 14.02% to $6,989,929 for the nine months ended September 30, 2003 from $6,130,548 for the nine months ended September 30, 2002. This increase was primarily due to increased production volume costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $180,662 or 17.79% to $835,086 for the nine months ended September 30, 2003 from $1,015,748 for the nine months ended September 30, 2002. This decrease was primarily due to decreased professional fees as well as operational efficiencies due to the integration of processes between subsidiaries.

Income from Operations. As a result of the foregoing, our income excluding interest expense other than minority interest expense and before income taxes increased by $1,300,351 or 129.22% to $2,306,638 for the nine months ended September 30, 2003 from a $1,006,287 for the nine months ended September 30, 2002. This increase was primarily due to increased revenues and decreased selling, general and administrative expenses.

Interest Expense. Interest expenses increased by $122,638 or 36.68% to $456,992 for the nine months ended September 30, 2003 from $334,354 for the nine months ended September 30, 2002. This increase was primarily due to increased borrowings and interest expense related to the increased production in 2003.

Other Items. Minority interest expense decreased by $247,023 or 65.31% to $131,192 for the nine months ended September 30, 2003 from $378,215 for the nine months ended September 30, 2002 due to higher net income in subsidiaries with larger ownership by the parent and lower net income or higher net loss in subsidiaries with smaller ownership by the parent. Other income increased by $361,343 for the nine months ended September 30, 2003 from $0 for the nine months ended September 30, 2002. This increase was primarily due to partial litigation settlement and reclassification of certain income and expense items as compared to the nine months ended September 30, 2002.

Net Income. As a result of the foregoing our net income increased by $1,542,375 or 303.26% to $2,050,966 for the nine months ended September 30, 2003 from $508,591 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

For the past few months, we have funded capital requirements through operations as well as through bank loan financing. As of September 30, 2003, we had a cash balance of $839,586 and a working capital surplus of $3,101,164. This compares with a cash balance of $47,362 and a working capital surplus of $1,904,325 at December 31, 2002.

Net cash provided by operating activities decreased by $713,202 to $832,828 for the nine months ended September 30, 2003 from $1,546,030 for the nine months ended September 30, 2002. This decrease in cash provided by operations resulted primarily from an increase in trade receivables of $1,754,179, an increase in inventories of $1,957,141, an increase in accounts payable of $1,677,346 and an increase in accrued and other liabilities of $557,406.

Cash flows used in investing activities for the nine months ended September 30, 2003 decreased by $556,661 as the current period used $452,754 for investing activities as opposed to $1,009,415 used for investing activities for the nine months ended September 30, 2002. This change was due primarily to the non-recurring nature of the investment in the acquisition of Vitis Hincesti S.A. in the amount of $703,707 during the nine months ended September 30, 2002.

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

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company’s future results of operations or financial position.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As an ordinary course of business, the Company anticipates to be the plaintiff or defendant in litigation. However, at present time there is no material litigation, which the Company believes would materially adversely affect its business operations.

ITEM 2.	CHANG ES IN SECURITIES AND USE OF PROCEEDS

(a)	None
(b)	None.
(c)	None.
(d)	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSI ON OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHE R INFORMATION

None.

ITEM 6.	EXHIB ITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14(a)/15d-14(a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14(a)/15d-14(a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32	Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed Herewith.

(b)	Reports on Form 8-K.

On October 7, 2003 we filed a current report on Form 8K reporting the announcement by the Company of the revenue and earnings per share guidance for fiscal 2003 published in a press release disseminated on October 6, 2003.

On October 27, 2003 we filed a current report on Form 8K reporting the announcement by the Company of a contract for shipment additional 10 million bottles of wine to the Russian Federation during 12 months starting in October 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: November 14, 2003	/s/ Constantin Jitaru
Constantin Jitaru, President and Chief Executive Officer

Date: November 14, 2003	/s/ Anatolie Sirbu
Anatolie Sirbu, Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14(a)/15d-14(a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

31.2	Rule 13a-14(a)/15d-14(a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32	Certification by Constantin Jitaru, Chief Executive Officer, and Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed Herewith.