Form 10KSB
period 2003-12-31
ASCONI CORP
filed 2004-05-27
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-23712

(Commission File No.)

ASCONI CORPORATION

(formerly Grand Slam Treasures, Inc.)

(Name of Small Business Issuer in Its Charter)

Nevada	91-1395124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1211 Semoran Blvd, Suite 141 Casselberry, Florida	32707
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (407) 679-9463

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for the fiscal year ended December 31, 2003: $16,355,915.

As of March 23, 2004, the last full day the registrant’s common stock was traded on the American Stock Exchange, (AMEX) the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price of the registrant’s common stock as reported on the AMEX, was $5,445,254.

As of April 30, 2004, there were 12,057,440 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Documents incorporated by reference.

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

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” “Asconi” and “our Company” refer to Asconi Corporation, a Nevada corporation, and, unless the context indicates otherwise, includes our subsidiaries.

Overview

We were formerly known as Grand Slam Treasures, Inc. and were incorporated under the laws of the State of Nevada in March 2000. On April 12, 2001, we effectuated a share exchange (Merger) whereby our wholly-owned subsidiary, Asconi Holding Company Limited, a British Virgin Island company, acquired all of the outstanding interest in Asconi S.R.L., and Asconi S.R.L. became a direct wholly-owned subsidiary of Asconi Holding Company Limited and our indirect wholly-owned subsidiary. Asconi S.R.L. was formed in October 1994 as a Republic of Moldova limited liability company, which is materially similar to a limited liability company in the United States, which we refer to as the U.S. The sole owners of Asconi S.R.L. from the time of its formation until April 12, 2001 were Constantin Jitaru and Anatolie Sirbu. Asconi S.R.L. has been producing and distributing wine throughout Eastern Europe since 1999.

Prior to April 12, 2001, we engaged in various business ventures, including the purchase and marketing of sports memorabilia and recovered sunken treasure. In connection with the Merger, we sold all of our current assets and liabilities to Hannibal Corporation, a wholly-owned company of our former officers and directors prior to April 12, 2001.

We no longer directly engage in any business operations, and any discussion of our business includes the business of Asconi S.R.L. and our other Republic of Moldova subsidiaries. All of our revenue for the fiscal year ended December 31, 2003 was generated from the business operations of Asconi S.R.L. and our other Moldovan subsidiaries. All such operations are conducted in the Republic of Moldova, which is located between Romania and Ukraine in Eastern Europe. Having our production facilities and vineyards in the Republic of Moldova generates certain challenges for us, such as:

•	Obtaining government approval and licensing relating to the operation of a business can still be time-consuming, costly and bureaucratic.

•	The country’s legal, regulatory and accounting systems are in the process of transitioning to a market based system versus a state-influenced system and these new systems are not yet entirely consistent with international laws. The infrastructure in the country is relatively poor by not only U.S. standards, but Western European standards also.

•	The majority of the parliament and the president of the country are current members of the Communist party, which is one of several political parties in the country.

•	Corruption in the federal government as well as local governments is extensive and the current laws, regulations and penalties against corruption are not strictly enforced which can lead to uncertainty when working with government personnel and agencies.

We own 100% of the equity interest in Asconi Holding Company Limited, which owns 100% of the equity interest in Asconi S.R.L. and Coppet Finance Limited, a British Virgin Island limited liability company. Asconi S.R.L. owns 70% of the equity interest in S.A. Fabrica de Vinuri din Puhoi, 74% of the equity interest in S.A. Orhei-vin and approximately 61% of the equity interest in S.A. Vitis Hincesti. All three entities in which Asconi S.R.L. owns an equity interest are Moldovan entities.

All measurements referring to size or capacity are those used in the U.S. (i.e., foot, acre, gallon) and any financial information is reflected in U.S. dollars, unless otherwise noted.

Our fiscal year ends on December 31, and references to “fiscal 2003” refer to the year ended December 31, 2003, references to “fiscal 2002” refer to the year ended December 31, 2002, references to “fiscal 2001” refer to the year ended December 31, 2001 and references to “fiscal 2000” refer to the year ended December 31, 2000.

Our website is at www.acsoni.com. That website is not a part of this Annual Report on Form 10-KSB.

Industry Background

Moldova’s winemaking tradition is hundreds of years old. At one point in the early 1980’s, Moldova produced over 20% of the wine consumed in the former Soviet Union. However, the Moldovan wine industry underwent a change between 1985 and 1991 during the Soviet Union’s anti-alcohol campaigns that destroyed nearly 40% of Moldova’s vineyards. In the mid to late 1980’s, thousands of acres of vineyards were destroyed in an attempt to limit alcohol consumption under the so-called “dry law” enacted by the Soviet authorities.

After Moldova proclaimed independence and became a sovereign state in 1991, the Moldovan wine industry began coordinating efforts to attract foreign investments, boost exports and modernize vinification equipment. The Moldovan government has also taken steps to stimulate growth and boost exports for companies based in Moldova. For example, in 1995, the Moldovan government eliminated its 20% value added tax on all exports. In 2001, the Moldovan government eliminated excise taxes of approximately 8 to 11 cents per liter, depending on the alcohol content, on all bottled wine exports. In addition, over the last several years, the Moldovan government has substantially reduced the corporate income tax rate from 32% in 2001 to 22% in 2003. The corporate income tax rate for 2004 is 20%.

Current production capacity of the approximately 150 wineries in Moldova is eight to ten million gallons of wine a year from approximately 425,000 acres of vineyards. For the year ended December 31, 2003, the total exports of Moldova’s wineries were approximately $260 million to 34 countries, with exports to the Russian Federation accounting for approximately 80% ($208 million) of that amount. For the years ended December 31, 2002 and 2001, the Moldovan wineries collectively exported approximately $200 million and $175 million, respectively, of wine and brandies to 34 and 28 countries, with 80% and 77% of all wine exports going to the Russian Federation. Exchange rate stability and improved market conditions in the Russian Federation should enable importers to continue to increase demand in this vital market for Moldova.

While approximately 90% of Moldovan wineries are private, some large wineries remain state owned. The government intends to sell its controlling interest in various wineries and brandy distillers to foreign investors as soon as possible. In 2003, the Moldovan government sold a number of enterprises, including the Calarasi Divin distillery and the Vismos and Nis Strugurras sparkling wines plants, to private investors from the Russian Federation.

Products

Our wines are categorized as either white or red/rose, and either ordinary or aged, and are further categorized as either dry, semi-dry, semi-sweet, sweet, dessert and fortified wines. Among our bottled wines, our sweet and semi-sweet wines currently account for approximately 75% of our sales, dessert wines account for approximately 12% of our sales, dry and semi-dry wines account for approximately 8% of our sales and fortified wines account for approximately 5% of our sales. We also sell wine in bulk to other wineries in Moldova for bottling under their brand name, which accounts for less than 3% of our sales.

In total, we generate revenues from over 350 separate products derived from 32 varieties of grapes. Our products are combined into series such as: “Souvenir,” “Antique,” “Gothic,” “Vivat,” “Grand Reserve,” “Dekabrist,” “Love Story,” “European Collection,” “Classic” and “French.” Each series has a particular design and market. The “Gothic” series includes the “Muscat Rubiniu” and “Muscat Asconi” firm-developed brands. We continually develop and introduce new products initiated by both our viticulturists and distributors. However, less than 10% of our sales each year are generated from new products developed that year.

We package our wine in a variety of bottle sizes including 0.7, 0.75 and 2.0 liters. All bottles are corked with genuine Portuguese cork and capped with shrink capsules made of Italian materials supplied by Morgan Man and First Line companies of Moldova. We purchase bottles from a small number of manufacturers, including the Moldovan “Glass

Container Company” and “Cristal Flor,” which together provide us with approximately 90% of our bottles, as well as Vetropack, a group of companies with offices in Italy, Germany, the Czech Republic and Romania. Wine bottles are packed and shipped in carton containers or boxes supplied by Ilitax-pac of Moldova.

Our products and packaging meet all appropriate national and international standards. Each label contains the winery’s brand name, alcohol content, wine type and class designation, brief wine legend, a bar code (back label), year of production of vintage wines, as well as other required notices such as the government warning and the sulfite declaration. Labels are supplied by Vox Design of Italy, New Wind Company of Poland and Estate Design Company and Financial Papers of Moldova.

We also currently sell several types of vodka and brandy, including seven varieties of brandy, one of which is our own Asconi brand, as well as six varieties of vodka.

Sales and Marketing

In fiscal 2003, we derived approximately 99% of our total revenue from sales of our products outside Moldova, with approximately 89% of our total revenue coming from sales in the Russian Federation. In October 2003, we signed agreements with Grand Vin, Ltd. and Bonus Bord Ltd., to export an additional ten million bottles of varietal and blended wines to the Russian Federation in the 12 months after the agreement. In addition, we signed an agreement in April 2003 with Israel Colonial Food, Ltd. to export up to 360,000 bottles of varietal and blended wines to Israel by the end of fiscal 2004. Besides the Russian Federation, we primarily export products to the U.S., Germany, Czech Republic, Slovak Republic, Poland, Romania, Bulgaria, Belarus, Ukraine, Switzerland and Israel.

Currently, wines produced by our S.A. Vitis Hincesti subsidiary as well as vodka products are sold in Moldova. Our sales within Moldova are limited as the conditions in the domestic wine market in Moldova do not provide attractive profit margins. As a result, the Moldova market is presently not a focus of our sales and marketing efforts, although we are considering plans to sell more wine in Moldova in the future.

While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. These efforts have enabled us to increase our overall sales while decreasing the percentage of our total sales accounted for by exports to the Russian Federation from approximately 95% in fiscal 2000 to approximately 89% in fiscal 2003. Our plan is to attempt to reduce our sales in the Russian Federation to about 70% of our total revenues over the next five years by increasing our sales to our other current markets and entering new markets, including the U.S., Central and Western Europe and Israel. During fiscal 2003, we entered the Israeli wine market and increased the volume exported to Poland by approximately 50% from the amount exported to Poland in fiscal 2002. In early fiscal 2004, we started selling wine to distributors in Switzerland. Similarly, the volume of exports to Belarus increased approximately 31% from fiscal 2002 to fiscal 2003. We are currently pursuing distribution agreements in new markets such as Canada, Sweden, United Kingdom and Cyprus, as well as seeking to expand the number of our distributors in current markets such as Switzerland and Germany. We have also increased our visibility in the European market by participating in international wine fairs such as Prowein in Germany, Vin Expo in France as well as several trade fairs in the U.S.

Our products are designed for broad markets, mainly focusing on middle and high income consumers. Russian consumers traditionally give preference to spirits, in particular, to vodka. Demand for our wine is characterized by seasonal fluctuations: in winter, consumers prefer red wines, and stronger wines such as dessert and fortified wines. In summer and fall, consumers prefer light dry and semi-sweet wines, which mainly are white wines. However, recently, customers have gradually shifted towards a preference for red wines.

We price our products based on a variety of factors, including prevailing pricing in the target market, shipment size, type of wine and type and volume of bottle. We sell a 0.75 liter bottle to our distributors for anywhere from $.60 to $4.50.

We have made a concerted effort to increase the quality of our products, as we believe that offering a superior product will increase our ability to both enter new markets and increase our market share in our current markets. To increase the quality of our products we have recently invested in land that we will plant as vineyards which will provide us with more control over the quality of the grapes we use. We have also recently acquired new wine production equipment for our Puhoi winery which will allow us to increase our production capacity at that winery and the efficiency with which we produce our wine. This new equipment incorporates some of the most recent technology in grape processing and wine making. Additionally, in an effort to differentiate the quality of our wines, we have obtained the organic wine certification from Societe Generale de Surveillance and the ISO-9001 certification.

We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest distributor in the Russian Federation, Iantarnaia Grozdi, represented approximately 24% of our revenues in each of fiscal 2003 and fiscal 2002. Sales to our five largest distributors combined, Iantarnaia Grozdi, GB Holding Vin, Expovin, Sever and Davis, all of whom are in the Russian Federation, represented approximately 82% of our revenues for fiscal 2003 and 79% of our revenues for fiscal 2002. Our sales to these distributors are expected to continue to represent a substantial amount of our revenues in the near future. We do not have long term agreements with any of our distributors. Our agreements with our distributors are one year agreements that are renewed annually. Each year there is a risk that a distributor, including one of our five largest, could decide not to renew its distribution agreement with us.

Competition

Our competition in the Russian Federation market is mostly from other Moldovan wines, and not European or American wines. The European and American wines target the upper class consumer and represent approximately 7% of the total wine consumed in the Russian Federation. In contrast, wines produced in Moldova represent about 70% of all wine consumed in the Russian Federation, with approximately 26% of all consumption occurring in Moscow and the other approximately 74% of all consumption occurring in the other regions of the Russian Federation.

Our competitive advantage in the Russian Federation market is our large product line and strong brand image, which is maintained through the efforts, including advertising and sales campaigns, of our distributors in the Russian Federation. According to an independent marketing study done in 2000, which was commissioned by Dionis Club, which is one of our competitors in the Russian Federation market, Asconi is the most familiar Moldovan brand of wine sold in the Russian Federation. During fiscal 2001, fiscal 2002 and fiscal 2003, we exported more bottled wine to the Russian Federation than any other Moldovan winery (on a consolidated basis). Our primary Moldovan competitors for the Russian Federation market are Basvinex, Garling, Dionis Club and Lion-Gri.

Winemaking Practices

Our philosophy is that winemaking is a natural process best managed with minimum intervention, but requiring the attention and dedication of a seasoned winemaker and strict adherence to the technological features of production. While we use a relatively high level of manual labor during the winemaking processes, we also make extensive use of modern laboratory equipment and techniques to monitor the progress of each wine through all stages of the winemaking process. All of our wineries are operated under the overall supervision of our Chief Executive Officer. However, each winery has its own general manager who is always an experienced winemaker.

The principal raw materials used by us are grapes or bulk wine, oak barrels, glass, labels and cork.

We purchase approximately 80% of our grape requirements from independent growers in Moldova. The remaining approximately 20% is purchased in the form of bulk wine from VinExport, a Romanian company, in which two of our officers and directors, Constantin Jitaru and Anatolie Sirbu, collectively own 60%. During fiscal 2003, we purchased approximately 20,200 tons of grapes from independent growers and approximately 6,500 tons of grapes were processed for us by VinExport and purchased as wine in bulk.

We manufacture our own oak barrels with wood imported from the Russian Federation. The cork we use is produced and manufactured in Portugal, the primary cork-producing country in the world. We purchase approximately 90% of our bottles from two Moldovan companies. We purchase the rest of our bottles from a group of companies with offices in Italy, Germany, the Czech Republic and Romania. We pack and ship our finished product in carton containers or boxes supplied by a Moldovan company.

Due to the nature of wine production, we have not found it necessary to enter into long term purchase agreements with the independent growers in Moldova. Grapes must be crushed within two hours of picking, which limits the wineries to which the independent growers can sell their harvest, especially given the absence of an highly developed highway system in Moldova. Since our production facilities are located in close proximity to the vineyards from which we purchase grapes, and since there are no significant competitors located within two hours of these vineyards, to date we have not encountered difficulties in obtaining at reasonable prices the volume of grapes we have needed to meet our production goals, and we do not believe that we will encounter any such difficulties in the foreseeable future. However, because we only purchase grapes from growers located in close proximity to our production facilities, if these growers experience a poor harvest, we will either be required to purchase additional wine in bulk from other wineries or reduce our production and sales. At present, we could only purchase an additional approximately 10,000 tons in bulk wine from VinExport. As a result, a poor harvest in the area of our facilities could require us to reduce our production and sales levels, and increase our costs.

Employees

As of December 31, 2003, we employed a total of 860 employees, all of whom are full-time. We do not typically hire part-time workers, and do not anticipate doing so in the foreseeable future. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

Wine Production

The following table sets forth our wine production for the 2003, 2002, 2001 and 2000 vintages. The wine’s vintage is the year during which the grapes are harvested. The following information is presented in terms of “equivalent” number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks.

	2003		2002		2001		2000
	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases
Aligote	3%	43,270	3%	43,000	3%	25,000	4%	2,500
Traminer	0%	2,735	0%	20,000	2%	15,000	2%	1,000
Reisling	2%	26,210	3%	45,000	4%	23,000	3%	3,500
Sauvignon Blanc	4%	72,310	4%	39,000	3%	19,000	3%	2,000
Chardonnay	7%	113,420	6%	38,000	3%	22,000	3%	3,000
Feteasca	1%	20,455	3%	45,000	4%	25,000	4%	3,500
Rcatiteli	1%	14,960	2%	40,000	3%	20,000	3%	1,500
Pinot Blanc	0%	4,760	1%	45,000	4%	15,000	2%	2,000
Muscat Blanc	8%	137,410	6%	50,000	4%	28,000	4%	2,500
Other white wines	7%	117,100	9%	200,000	16%	106,000	16%	10,000

Total White Wines	33%	552,630	37%	565,000	45%	298,000	44%	31,500

Pinot Noir	4%	73,185	6%	45,000	4%	24,000	3%	3,000
Cabernet	11%	190,500	11%	40,000	3%	22,000	3%	3,000
Cagor	3%	52,885	3%	—	—	—	—	—
Merlot	9%	160,540	10%	38,000	3%	21,000	3%	3,000
Mugurel	0%	150	0%	30,000	2%	22,000	3%	1,500
Joc	0%	—	0%	15,000	1%	10,000	1%	1,500
Codreanca	1%	10,340	1%	50,000	4%	30,000	4%	3,000
Izobella	9%	143,950	5%	50,000	4%	31,000	5%	3,500
Zemfira	1%	14,320	3%	50,000	4%	23,000	3%	4,000
Lidia	6%	101,440	4%	50,000	4%	32,000	5%	4,000
Muscat Asconi	2%	35,570	2%	50,000	4%	31,000	5%	5,000
Muscat Rubiniu	2%	40,505	2%	50,000	4%	31,000	5%	5,000
Other red wines	13%	223,190	16%	217,000	17%	106,000	16%	7,000

Total Red Wines	62%	1,046,575	63%	685,000	55%	383,000	56%	43,500

Sparking Wines	4%	70,668
Spirits	1%	20,677

Total Production	100%	1,690,550	100%	1,250,000	100%	681,000	100%	75,000

We have a total of ten facilities. Of these ten facilities, nine are equipped and used to process grapes and to store and age wine, and three are equipped and used to bottle wine. One facility consists of a warehouse and a railroad terminal, neither of which we currently use. Wine which is processed and stored and aged at facilities that do not have bottling equipment are transported to the bottling facilities by tanker truck. Our bottled wine is then transported from our three bottling facilities by truck to either directly to our distributors or to rail terminals or seaports, depending on the products final destination. See Item 2 – “Description of Property.”

The majority of our wines are stored in stainless and enameled steel containers for up to a year, or until it is bottled and sold. Our higher quality wines, which account for approximately 3% to 4% of our sales, are generally aged in new and used oak barrels before they are bottled. In general, white wines are aged for between six and nine months, and red wines are aged for between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

Risk Factors That May Affect Our Future Results and the Market Price of Our Stock

In addition to the other information set forth elsewhere in this annual report, you should carefully consider the following factors when evaluating us. An investment in Asconi will be subject to risks inherent in our business. The trading price of our shares will be affected by the performance of our business relative to, among other things, our competitors, market conditions and general economic and industry conditions. The value of an investment in Asconi may decrease, resulting in a loss. If any of the following risks actually occurs, our business, financial condition and results of future operations could suffer. In such case, the trading price of our shares could decline, and you could lose all or part of your investment.

Our profits depend largely on third party vendors to distribute our wine in the Russian Federation.

We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest distributor in the Russian Federation, Iantarnaia Grozdi, represented approximately 24% of our revenues in fiscal 2003 and fiscal 2002. Sales to our five largest distributors combined, Iantarnaia Grozdi, GB Holding Vin, Expovin, Sever and Davis, all of whom are in the Russian Federation, represented approximately 82% of our revenues in fiscal 2003 and 79% of our revenues in fiscal 2002. Sales to these distributors are expected to continue to represent a substantial amount of our net revenues in the near future. Distribution channels for alcoholic beverage products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Our agreements with our distributors are for a one year term, and are renewed on an annual basis. In the future, our distributors and retailers may decide to not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of these distributors, consumer preferences or consumer spending in the Russian Federation could affect both the quantity and price level of the wines that we are able to sell to these distributors.

We depend on the services of our chief executive officer and our chief financial officer, and implementation of our business plan could be seriously harmed if we lost the services of either one.

We depend heavily on the services of Constantine Jitaru, our Chairman, Chief Executive Officer and President, and Anatolie Sirbu, our Chief Financial Officer. We do not have an employment agreement with either Mr. Jitaru or Mr. Sirbu, nor do we have a “key person” life insurance policy on either Mr. Jitaru or Mr. Sirbu to cover our losses in the event of the death of either individual. There can be no assurance that these persons will remain in their management positions with us, and the loss of services of either of these two people would disrupt our business operations which could reduce our revenues and profits.

Due to the seasonality of the wine business our revenues and operating expenses fluctuate from quarter to quarter, and are highest in the fall.

Our revenues and operating results may vary from quarter to quarter due to seasonal changes in consumer consumption habits. For example, sales volumes tend to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during fall when we have to pay growers for grapes harvested and make payments related to the harvest. These and other factors may cause fluctuations in the market price of our common stock.

Our revenue could decline if we are unable to maintain or increase prices, there is a general decline in wine consumption or our wholesale customers, retailers or consumers decide to purchase competitive products instead of our products.

Our wines compete in all of the wine market segments with many other Moldovan and foreign wines. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios. Wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their purchases of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase advertising or promotional expenditures, or the number of our personnel to maintain our competitive position, or for other reasons.

We generally do not have long term supply contracts and are subject to price fluctuations for grapes and grape-related raw materials.

Our business is heavily dependent upon raw materials, such as grapes, grape juice in bulk, grains and packaging materials which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply goods to our customers. We are also directly affected by increases in the costs of such raw materials. In the past, we have experienced significant increases in the cost of grapes. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages. A shortage in the supply of wine grapes could result in an increase in the price of some or all of the grape varieties we purchase and a corresponding increase in our wine production costs. If we cannot increase prices because of competitive pressure, increased grape supply costs could reduce our profits.

Integration of the business and product offerings of acquired companies could disrupt our business operations.

We have made a number of acquisitions in the recent years and anticipate that we may, from time to time, acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Any business we acquire will need to be integrated with our existing operations. While we have not had difficulty in the past effectively assimilating the business or product offerings of companies we have acquired, there can be no assurance that we will not have difficulties doing so in the future. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of the acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to adequately manage the integration of any acquisition could disrupt our business operations and lower our revenues and profits.

We operate in ten countries other than Moldova, which subjects us to a variety of economic and political conditions and developments.

We derived approximately 99% of our total revenue in fiscal 2003 from sales of our products outside Moldova, with approximately 89% of our total revenue coming from sales in the Russian Federation. Our business is heavily influenced by the general economic conditions in the countries in which we do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in the countries where we have distribution networks, production facilities or marketing companies. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital. For example, the Government of Ukraine unilaterally doubled excise taxes on imported wines during fiscal 2003 in order to protect Ukrainian wine producers. Although our sales to Ukraine have not decreased as a result of this increased excise tax, the growth of our sales in the Ukrainian market might otherwise have been higher. These disruptions can affect our ability to import and export products and repatriate funds, which in turn can affect the level of consumer demand for our products, leading to a decrease in our levels of sales or profitability.

We may by unable to sustain further growth if we do not increase our working capital and/or attract financing for capital expenditures.

The wine industry is a capital-intensive business which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. We estimate our need for capital expenditures at approximately $10 million over three years to be used for planting additional acres of vineyards and renovating and upgrading our production facilities. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. In order to ensure continued growth in our operations, we estimate that we will need to increase our working capital by 30% annually. These funds will be used to increase our purchases of grapes as well as other raw materials such as glass, cork and labels. These capital expenditures and working capital requirements will have to be financed from cash flows from operations, additional borrowings or additional equity financing. If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our more technologically advanced competitors who are able to invest in modern winemaking equipment will be adversely affected.

We depend on our trademarks and proprietary rights for a competitive advantage in the Eastern European market, and any failure to protect our intellectual property rights may damage our competitive position.

Our success depends, in large part, on our ability to protect our current and future brands and products, and to defend our intellectual property rights, especially in the Russian Federation. We have been issued 57 trademark registrations in 18 countries covering our brands and products, as well as approximately 150 pending trademarks. This includes Asconi, Orhei Vin, S.A. Vitis Hincesti, Muscat Asconi, Muscat Rubiniu, Old Orhei, Castle Orhei and Regal Asconi. Because Asconi is one of the most familiar brands of Moldovan wine sold in the Russian Federation, and because the Russian Federation has less intellectual property protection than the U.S. or the European Economic Union, we have a greater risk in the Russian Federation of infringement of our material trademarks. Competitors infringing on our trademarks by using trademarks, trade names or trade dress that resemble ours will dilute our intellectual property rights which could materially harm our ability to maintain or expand our sales and our future financial results.

Demand for our products may decrease due to changes in consumer preferences and tastes.

A number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, but other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If unfavorable reports on alcohol consumption gain general support, it could harm the wine industry and our business. In addition, anti-alcohol groups have, in the past, successfully advocated more stringent labeling requirements and other regulations designed to discourage consumption of alcoholic beverages, including wine. More restrictive regulations, negative publicity regarding alcohol consumption or changes in consumer perceptions of the relative healthfulness or safety of wine generally could adversely affect the sale and consumption of wine and the demand for our products.

Our common stock may be de-listed from the American Stock Exchange which would substantially reduce liquidity in our shares.

From November 4, 2003 until March 24, 2004, our shares of common stock were traded on the American Stock Exchange (AMEX) under the symbol “ACD.” However, effective on March 24, 2004, AMEX suspended the trading in our securities. The last full day our common stock was traded on AMEX was March 23, 2004. The trading suspension came after our March 23, 2004 public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. In that press release we cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to the 2003 fiscal year until we published the restated financial statements. We anticipate regaining currency in our public reporting under the Exchange Act upon filing this annual report as well as amended quarterly reports for the fiscal quarters ended June 30, 2003 and September 30, 2003.

On May 9, 2004, the AMEX staff notified us that it rejected our plan of compliance and commenced delisting proceedings against us. The AMEX staff cited our inability to file our annual report on Form 10-KSB for fiscal 2003 in a timely fashion and comply with our public reporting requirements under the federal securities laws as grounds for delisting under Section 1003(d) of the AMEX Company Guide. In addition, the AMEX staff noted that the AMEX’s inability to rely on our public filings in connection with our initial listing application to have our securities listed on the AMEX constituted another ground for delisting since, in the AMEX staff’s view, it constituted an event or condition that made further dealings by us on AMEX unwarranted as set forth in Section 1002(e) of the AMEX Company Guide.

We intend to appeal the AMEX staff’s delisting determination at an oral hearing on June 17, 2004 before an AMEX Listing Qualifications Panel (AMEX Panel) to demonstrate how we plan to regain compliance with our public reporting and AMEX continued listing requirements. AMEX’s delisting action has been stayed pending the outcome of our oral hearing with the AMEX Panel. If the AMEX Panel does not grant the relief that we request at the oral hearing, our securities could be de-listed from the exchange without further notice. There is no assurance that the AMEX Panel will grant our request. Even if the AMEX Panel grants our request, there can be no assurance that we will execute our plan in a timely manner or in a manner satisfactory to the AMEX Panel. In the event we fail to regain our compliance with the AMEX continued listing requirement, our securities may be subject to delisting from the AMEX.

Furthermore, whether our shares are traded on AMEX, the Bulletin Board or the Pink Sheets, there is still a limited “public” market for our common stock. Of the 12,018,735 shares of common stock outstanding on April 30, 2004, only 1,104,516 shares, or just over 9% of the shares outstanding, are held by someone other than our officers and directors. Due to the low number of outstanding shares held by the “public,” the market price of our common stock is volatile. Furthermore, prior to the trading halt of our common stock, there was only one market analyst following our common stock.

Our stock price may suffer from negative publicity or investor reaction to the restatement of our financial statements.

As discussed above, on March 23, 2003, we announced that our financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003 would be restated. The restated results of operations for the quarters of fiscal 2003 are presented in Note 19 of Notes to Consolidated Financial Statements. As discussed in Note 3 of Notes to Consolidated Financial Statements, we have also restated our financial statements for fiscal 2002. As a result of these restatements, we have been and may continue to be the subject of negative publicity focusing on the financial statement errors and subsequent restatement. This negative publicity may have contributed and may continue to contribute to significant declines in the prices of our publicly traded securities.

Constantine Jitaru and Anatolie Sirbu beneficially own, collectively, over 90% of our outstanding shares of common stock and they exercise control over our affairs.

As of December 31, 2003, Mr. Jitaru and Mr. Sirbu beneficially owned, collectively, enough shares of our common stock to not only elect all of our directors, but also to:

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

As a result of their ownership and positions, our directors and executive officers, collectively, are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by Messrs. Jitaru and Sirbu, or the prospect of these sales, could lower the market price of our common stock. Management’s stock ownership may discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

It may be difficult to effect service of U.S. process and enforce U.S. legal process against our directors and us.

We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, only two of our directors, Frank Clear and Radu Bujoreanu, and one of our officers, Serguei Melnik, reside in the U.S. Our five other directors and almost all of our operating assets are located outside the U.S. in the Republic of Moldova. As a result, it may not be possible to effect service of process upon our directors in the Republic of Moldova, nor may it be possible to enforce judgments of U.S. courts against these directors or our assets. Any judgments of U.S. courts against our directors residing in the Republic of Moldova will have to be domesticated in the Republic of Moldova in accordance with the Moldovan civil code, including the code of civil procedure and related laws and directives approved by the Moldovan Parliament and the Plenum of the Supreme Court Justice of the Republic of Moldova. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Moldova. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Moldova.

We do not plan to pay cash dividends.

Holders of our common stock are entitled to cash dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. We have never paid dividends and our management does not anticipate the declaration or payments of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

New regulations or increased regulatory costs in Moldova could restrict how we operate our business.

The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. For example, the Moldovan government is currently considering adoption of legislation that would result in additional taxes of 20% on imported rootstocks, which would increase the cost of planting vineyards. Vineyard development is one of the major projects undertaken by us, which will continue in the future years. The taxes were not imposed on the rootstocks imported by us in 2004, however, there is no assurance that the taxes will not be imposed starting as early as 2005. In addition, new regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits.

Deterioration of the market reforms undertaken by the Moldovan government may undermine our ability to operate our business and predict financial performance.

The Republic of Moldova has undergone significant political and economic change since 1990 and any substantial change in current laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Moldova or otherwise, could have an impact on our results of operations. For example, currently there are no significant limitations on the repatriation of profits from Moldova, but there is no assurance that foreign exchange control restrictions or similar limitations will not be imposed in the future with regard to repatriation of earnings and investments from the country. If such exchange control restrictions, or similar limitations are imposed, the ability of our U.S. parent holding company to receive payments from its subsidiaries could be reduced, which would reduce our ability to invest in our operations in countries other than Moldova. If we are unable to invest in our non-Moldovan operations, our operating results could suffer which could reduce the value of our shareholders’ investment in our common stock.

There is no guarantee that the Republic of Moldova government will not exert greater control over agricultural production.

The Republic of Moldova became the first former republic of the USSR to elect a communist majority parliament and therefore a communist president in 2001. Current political forces in the parliament are promoting significantly greater government controls over the economy and in particular over agricultural production. If the president and parliament decide to exert additional control over agricultural production, our business, financial condition and results of future operations could suffer. We could be forced to sell some of our land or vineyards, restrict the acres of vineyards that we are allowed to harvest or limit the amount of wine we are permitted to bottle and/or sell in the Republic of Moldova or export to other countries. We may also be required to pay additional taxes and/or fees in connection with our production of wine and we may not have as much control over the operations of our day-to-day business operations in the Republic of Moldova.

We may be subject to additional government oversight because we export wine out of the Republic of Moldova.

The Financial Action Task Force (FATF) is an inter-governmental body whose purpose is the development and promotion of policies, both at national and international levels, to combat money laundering and terrorist financing. The FATF monitors members’ progress in implementing necessary measures, reviews money laundering and terrorist financing techniques and counter-measures, and promotes the adoption and implementation of appropriate measures globally. In performing these activities, the FATF collaborates with other international bodies involved in combating money laundering and the financing of terrorism. The FATF 2001-2002 annual report cited Moldovan authorities as stating that organized crime income accounts for over half the total income of the national economy of the Republic of Moldova. The Moldovan authorities believe that a large portion of this income is laundered through the official financial system and through the infiltration of entire sectors of its economy. The Moldovan authorities could decide to implement additional controls on import and export operations limiting our ability to quickly respond to customer needs in other countries and/or bring in capital into the Republic of Moldova for business operations.

An ongoing informal SEC investigation could result in an enforcement action against us, our directors and/or our officers.

On December 29, 2003, we received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain accounting practices of Asconi. The SEC Denver staff followed up several times on its original questions and we provided, to the best of our ability, all information required to these follow up inquiries. The matters under investigation include, among others, our accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of its investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties or other available remedies. We will also likely continue to incur additional costs related to the investigation including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact the market value of our common stock.

Failure to resolve a pending securities class action lawsuit may lead to continued costs and expenses and increased doubts from existing and potential customers and investors as to our prospects, which could cause our revenues and our stock price to decline.

We are a defendant in a securities class action lawsuit filed in the U.S. District Court for the Middle District of Florida alleging that we made material misrepresentations and omissions of material facts concerning our business performance and financial condition and failed to disclose certain related party transactions, thereby overstating our financial condition during a period from May 2003 to March 2004. Should this lawsuit linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, our financial results will be adversely affected by the need to pay the fees and costs incurred in defending these suits. Additionally, we may not be able to conclude or settle such litigation on terms that coincide with our ability to pay any judgment or settlement. We do not have insurance that will cover any of claims alleged in the pending lawsuit, which will require us, rather than an insurance carrier, to pay all of the expenses and damages, if any, relating to these claims. The size of these payments, individually or in the aggregate, could seriously impair our cash reserves and financial condition. In addition, the continued defense of this lawsuit also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of our customers, potential customers and investors, which could cause our revenues and stock price to further decline.

Changes in exchange rates could affect our financial results and management’s ability to make financial projections.

Our operations are conducted primarily in the Republic of Moldova, and the functional currency of our subsidiaries in Moldova is the Moldova lei. This exposes us to risks associated with both foreign currency translation, and foreign currency transactions.

While the functional currency of our operating subsidiaries is the lei, we report in U.S. dollars. In preparing our financial statements, the revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. The assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of such gain or loss will depend in changes in the exchange rate between the lei and the U.S. dollar and the composition of our assets and liabilities in Moldova. If the U.S. dollar increases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in the Moldovan lei will decrease. Conversely, if the U.S. dollar decreases in value against the lei, the amount reported in U.S. dollars for assets, liabilities, revenues and expenses originally recorded in the lei will increase.

In addition to the effects of foreign currency translation, we are also exposed to changes in exchange rates due to transactions, mainly sales, that are denominated in foreign currencies. Although our subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). At the time of such a sale, the subsidiary records the revenue in lei on the basis of the exchange rate in effect on the date of the sale. However, if the exchange rate between the lei and the currency in which the sale is denominated changes between the date of the sale and the date the resulting receivable is collected, the amount received, when converted to lei, will be different that the receivable originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations.

The following table sets forth, for the periods indicated, the average exchange rate (expressed in Moldovan lei) quoted by the National Bank of Moldova. Such rates are set forth as Moldovan lei (MDL) per U.S. dollar. On May 19, 2004, the rate was MDL 11.85 = $1.00.

	Fiscal Year
	2000	2001	2002	2003
Exchange rate at end of period	12.38	13.09	13.82	13.22
Average exchange rate during period(1)	12.43	12.87	13.57	13.94
Highest exchange rate during period	12.72	13.12	13.98	14.78
Lowest exchange rate during period	11.59	12.38	13.07	13.19

(1)	The average of the exchange rates on the last day of each quarter during the applicable period.

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Offices

Our corporate offices in the U.S. are located at 1211 Semoran Blvd., Suite 141, in an office facility in Casselberry, Florida, where we lease approximately 1,500 square feet under the terms of a lease which expires on March 1, 2005 for a monthly fee of $2,100. Our corporate offices for our wine production operations in the Republic of Moldova are located in Chisinau City at 6 Zamfir Arbore Street, where we own approximately 6,500 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Vineyards

As of December 31, 2003, we owned approximately 2,285 acres of farmland suitable for growing vineyards located within approximately 40 miles of Chisinau, the capital of the Republic of Moldova. In the spring of 2004 we began to plant vineyards on approximately 815 acres of this farmland. The following table sets forth the name of each of our farmland lots and the respective acreage.

Property Name	Region	Approximate Acres
Dancu	Hincesti	395
Geamana	Anenii Noi	1,810
Varatic	Anenii Noi	80
Total		2,285

Wine-Making Facilities

As of December 31, 2003, we owned ten wine-making, distilling, processing and storage facilities located within approximately 40 miles of Chisinau. The following table sets forth the approximate amount of grapes processed at each facility for fiscal 2003, fiscal 2002 and fiscal 2001, and the approximate maximum production capacity of each of these facilities.

	Grapes (Tons)				Wine Storage Capacity (Gal.)	Bottling Capacity (per hour)
Facility	Crushed in 2003	Crushed in 2002	Crushed in 2001	Capacity
Puhoi	5,393	6,021	8,000	10,000	2,576,000	11,000
Orhei	3,279	4,000	700	10,000	4,876,600	13,000
Susleni	—	—	—	7,000	3,801,850	—
Soldanesti	—	—	—	—	—	—
Hincesti	2,186	7,043	1,200	7,000	2,230,000	12,000
Bozieni	2,687	1,300	86	13,000	1,400,000	—
Mereseni	2,023	1,400	217	14,000	1,321,000	—
Stolniceni	2,529	2,400	—	10,000	2,013,600	—
Caracui	2,119	1,837	87	14,000	1,215,300	—
Codru	—	—	—	4,000	660,500	—

Puhoi. This plant is located about 15 miles east of Chisinau on approximately 14 acres. It has one 6,000 bottle per hour bottling line and one 5,000 bottle per hour bottling line. It also has a separate vintage and collection wine storage facility featuring oak barrels.

Orhei. This plant is located about 30 miles north of Chisinau on approximately 17 acres of land. It has two 4,000 bottle per hour bottling lines and one 5,000 bottle per hour bottling line, line which is used to bottle vodka, brandy other liquors. The facility also contains an approximately 793,000 gallon Madeira accretion facility, which is the largest such facility in the former Soviet Union, and an approximately 2,100 gallon per hour alcohol production facility, including grain storage, mill fermentation equipment and distillery.

Susleni. This plant is located about 40 miles northeast of Chisinau on approximately nine acres and contains grape processing and wine storage and aging facilities.

Soldanesti. This facility is located about 40 miles north of Chisinau on approximately a 1/4 acre. The facility includes a warehouse and railroad terminal, with rail car loading equipment. We do not currently use this facility. This facility was acquired in one of our fiscal 2000 transactions, and our investment in the facility is not material. We may consider the sale of this facility in the future.

Hincesti. This plant is located about 28 miles south of Chisinau on approximately 12 acres. It has one 6,000 bottle per hour bottling line, which can be used to bottle still wines as well as sparkling wines such as champagne, one 3,000 bottle per hour bottling line which is used for standard bottles and one 3,000 bottle per hour bottling line which is used for smaller (187ml) bottles that are distributed to hotels, airlines and cruise lines and are also used as complimentary additions with a purchase of a regular wine bottle.

Bozieni. This plant is located about 32 miles south of Chisinau on approximately seven acres and contains grape processing and wine storage and aging facilities.

Mereseni. This plant is located about 38 miles south of Chisinau on approximately 21 acres and contains grape processing and wine storage and aging facilities.

Stolniceni. This plant is located about 30 miles south of Chisinau on approximately 13 acres and contains grape processing and wine storage and aging facilities.

Caracui. This plant is located about 43 miles south of Chisinau on approximately twelve 12 acres and contains grape processing and wine storage and aging facilities.

Codru. This plant is located about 30 miles south of Chisinau on approximately four acres and contains grape processing and wine storage and aging facilities.

The combined grape crushing capacities of our production facilities substantially exceed their actual current processing. As a result, we believe that our existing processing capacity is adequate for our current and near term future needs.

ITEM 3. LEGAL PROCEEDINGS

On or about April 16, 2004, one of our shareholders filed a class action complaint, Maureen E. Alfred et al vs. Constantin Jitaru, Anatolie Sirbu and Acsoni Corp, Case 04-CV-534 in the U.S. District Court, Middle District of Florida alleging that we, along with Constantin Jitaru, our President, CEO and Chairman of the Board, and Anatolie Sirbu, our CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint alleges, inter alia, that the defendants made material misrepresentations and omissions of material facts concerning our business performance and financial condition and failed to disclose certain related party transactions, thereby overstating our financial condition during a period from May 2003 to March 2004. The complaint specifically cites our March 23, 2004 press release in which we disclosed that we would be restating our financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu. We intend to defend ourselves in this action vigorously. There is no assurance, however, that this matter will be resolved in our favor. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Other than described above, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

During the fiscal year ended December 31, 2003, we settled the lawsuit we filed in July 2001. The lawsuit was filed in the Circuit Court of the Ninth Judicial circuit in and for Orange County, Florida, against Vadim Enikeev; Serguei Melnik; La-Sal Capital, Inc., a Florida corporation; Icara, Inc. a Florida corporation, Stoneside Development Limited, a personal services corporation, Goldberg Law Group, PA., a Florida corporation; Glenn E. Goldberg; Alan S. Lipstein; George Carapella; Thomas L. Tedrow; Larry Eastland and Robert Klosterman. In our lawsuit, we were seeking damages against the defendants for breach of contract, rescission, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, declaratory relief, violation of Florida Securities Investors Protection Act, and fraudulent inducement. We alleged that defendants Serguei Melnik and Vadim Enikeev abused limited authority given to them as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We further alleged that many of the defendants entered into, or facilitated entry into, unapproved “consulting agreements” as a vehicle to justify the issuance of 1.6 million shares of our common stock, and that the “consultants” provided little or no services to us but eventually sold the 1.6 million shares in the public markets for an average of $7.00 per share, or approximately $11.2 million. Our complaint sought monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

In January 2003, three defendants settled our complaint by paying to us cash of $100,000 and notes receivable of $50,000. In June 2003, one additional defendant settled our complaint by paying to us cash of $25,000 and shares of common stock in a company publicly traded in Moldova having a value of $101,000. The cash and common stock received in these two settlements has been reflected in other income in fiscal 2003, while the value of the notes receivable has been fully reserved due to uncertainties as to realization.

We also obtained a default judgment in the amount of $12.8 million against Vadim Enikeev as a result of his failure to appear to defend the complaint. However, we have fully reserved the amount of the judgment, as we believe that collection is unlikely.

After completing the June 2003 settlement, we concluded that we would not further pursue our complaints against the remaining defendants in light of our assessment of the likelihood of success and recovery as compared with the probable costs and duration of such further litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on December 22, 2003 for the purpose of considering and voting upon the following matters:

•	To elect seven directors to serve on our board of directors, each for a one-year term and until their respective successors are elected.

•	To ratify our board of directors’ appointment of Michaelson & Co. P.A. as our independent public auditors for fiscal year ended December 31, 2003.

•	To ratify our board of directors’ decision to effectuate a 1 to 10 reverse split of our common stock in May 2003.

•	To ratify our board of directors’ decision to issue 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu in May 2003.

The following table sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each of the four matters set forth above, including with respect to each director nominee for office.

Matter Description	“FOR” Votes	“AGAINST” Votes	“WITHHELD” Votes	Abstentions	Broker Non-votes
1. Election of Directors:
Constantin Jitaru	11,589,481	—	20	—	—
Anatolie Sirbu	11,589,481	—	20	—	—
Serguei Melnik	11,589,481	—	20	—	—
Frank Clear	11,589,481	—	20	—	—
Radu Bujoreanu	11,589,481	—	20	—	—
Nicolae Sterbets	11,589,481	—	20	—	—
Tatiana Radu	11,589,481	—	20	—	—
2. Ratify Michaelson & Co., P.A. as 2003 auditors	11,589,421	33	—	22	—
3. Ratify 1:10 reverse split	11,587,862	1,626	—	2	—
4. Ratify issuance of 5,000,000 shares of common stock to Messrs. Jitaru and Sirbu	11,084,779	849	—	2	—

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From November 4, 2003 until March 24, 2004, our shares of common stock were traded on AMEX under the symbol “ACD.” However, effective on March 24, 2004, AMEX suspended the trading in our securities. The last full day our common stock was traded on AMEX was March 23, 2004. The trading suspension came after our March 23, 2004 public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. In that press release we cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to the 2003 fiscal year until we published the restated financial statements. See Notes 3 and 19 of Notes to Consolidated Financial Statements.

Prior to November 4, 2003, our shares of common stock were traded over-the-counter on the OTC Bulletin Board under the symbol “ASCS.”

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions. All amounts have been adjusted to reflect the one-for-ten reverse stock split effected in May 2003.

	High	Low
Fiscal Year Ended December 31, 2003
Quarter Ended December 31, 2003	10.24	3.80
Quarter Ended September 30, 2003	4.90	2.00
Quarter Ended June 30, 2003	5.00	0.05
Quarter Ended March 31, 2003	3.80	1.80
Fiscal Year Ended December 31, 2002
Quarter Ended December 31, 2002	4.20	1.80
Quarter Ended September 30, 2002	4.20	2.00
Quarter Ended June 30, 2002	5.00	2.00
Quarter Ended March 31, 2002	7.50	3.20

Holders

As of December 31, 2003, there were 944 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

Recent Sales of Unregistered Securities

Set forth below in chronological order is information regarding securities issued by us during fiscal 2003 that were not registered under the Securities Act.

On May 19, 2003, we issued 5,000,000 shares of our common stock to Constantin Jitaru, at a market value of $20,000,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance. These securities were not registered under the Securities Act, and the issuance of the securities was exempt from registration by virtue of Rule 506 of Regulation D promulgated under the Securities Act. Mr. Jitaru had adequate access to information about us, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 5,000,000 shares of our common stock to Anatolie Sirbu, at a market value of $20,000,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance. These securities were not registered under the Securities Act, and the issuance of the securities was exempt from registration by virtue of Rule 506 of Regulation D promulgated under the Securities Act. Mr. Sirbu had adequate access to information about us, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 100,000 shares of our common stock to Serguei Melnik, at a market value of $400,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance, as compensation for his services as an officer of Asconi. These securities were not registered under the Securities Act, and the issuance of the securities was exempt from registration by virtue of Rule 506 of Regulation D promulgated under the Securities Act. Mr. Melnik had adequate access to information about us, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 100,000 shares of our common stock to Vasile Melnik, at a market value of $400,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance, as consideration for consulting services in connection with construction design solutions related to renovations of our wine production facilities. These securities were not registered under the Securities Act, and the issuance of the securities was exempt from registration by virtue of Regulation S promulgated under the Securities Act. Mr. Melnik had adequate access to information about us and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 100,000 shares of our common stock to Iurie Turcan, at a market value of $400,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance, as consideration for consulting services in connection with the promotion and sale of Asconi wines in the Polish market. These securities were not registered under the Securities Act, and the issuance of the securities was exempt from registration by virtue of Regulation S promulgated under the Securities Act. Mr. Turcan had adequate access to information about us and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On December 30, 2003, we issued 259,600 shares of our common stock in a private placement to 20 accredited investors, including both individuals and institutions. The shares were part of Units sold at an offering price of $5.00 per Unit for an aggregate gross offering amount of $1,298,000. Each Unit consists of one share of our common stock and one warrant to purchase an additional share of our common stock at an exercise price of $8.52. These securities were not registered under the Securities Act, and the issuance of the securities was affected in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. We granted a warrant to purchase 57,500 shares of our common stock at an exercise price of $5.75 per share to Divine Capital Markets LLC, the broker/dealer acting on our behalf in connection with this private placement. No underwriting discounts or commissions were paid in connection with the issuance of the securities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In April 2001, pursuant to the Merger, we acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in exchange for the issuance of 12,600,000 shares (before the affects of the April 2003 one-for-ten reverse stock split (see Note 11 of Notes to Consolidated Financial Statements)) of our common stock. We were formerly known as Grand Slam Treasures, Inc., (Grand Slam), and in connection with the Merger we changed our name to Asconi Corporation.

Since Grand Slam had no operations and limited assets at the time of the Merger, Asconi S.R.L. was treated as the continuing entity for accounting purposes, and the Merger was accounted for as: (1) the recapitalization of Asconi S.R.L., whereby its previously outstanding common stock was converted into 12,600,000 shares of our common stock, par value $.001 per share; and (2) the issuance by Asconi S.R.L. of 386,689 shares of common stock (the number of shares of common stock of Grand Slam outstanding prior to the Merger and before giving affect to the one-for-ten reverse stock split affected in April 2003) for the net assets of Grand Slam, which were recorded at their book value. The recapitalization of Asconi S.R.L. was accounted for by restating all share and per share amounts. Since Asconi S.R.L. was treated as the continuing entity for accounting purposes, the consolidated financial statements include the results of operations and cash flows for Asconi S.R.L. for all periods presented, and the results of operations and cash flows of Grand Slam from April 12, 2001.

Asconi S.R.L. was founded in 1994 and commenced significant operations in 1999. Asconi S.R.L. acquired a 70% interest in S.A. Fabrica de Vinuri din Puhoi and a 74% interest in S.A. Orhei-vin, both Moldovan entities, in October and December 2000, respectively. The interests were originally acquired by the shareholders of Asconi S.R.L., who subsequently contributed them to Asconi S.R.L. The contribution was recorded based on the historical cost of the interests to the shareholders. Those acquisitions were accounted for as purchases.

In December 2001, we acquired approximately 25% of S.A. Vitis Hincesti. On March 7, 2002, we acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, we acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002, we accounted for our investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave us the controlling interest in S.A. Vitas Hincesti, at which time we began to consolidate S.A. Vitis Hincesti. In February 2003, we subscribed to a subscription offering by S.A. Vitis Hincesti, increasing our ownership in S.A. Vitis Hincesti to approximately 61%. See Note 4 of Notes to Consolidated Financial Statements.

The comparability of revenues and certain expenses between fiscal 2002 and fiscal 2003 is adversely affected by the fact that the operating results of S.A. Vitis Hincesti are consolidated in our fiscal 2002 financial statements only for the period from June 2, 2002 to December 31, 2002, but are consolidated in our fiscal 2003 financial statements for the entire year. In order to provide a meaningful discussion of changes in revenues and operating expenses below, we have, in certain discussions, indicated what the revenues or operating expenses would have been on a “pro forma” basis if S.A. Vitis Hincesti had been consolidated for all of fiscal 2002. This indicates how much of the change between the actual fiscal 2002 and fiscal 2003 amounts is due solely to the fact that S.A. Vitis Hincesti was consolidated for only part of the year in fiscal 2002, and we then discuss the changes between the pro forma fiscal 2002 and actual 2003 amounts.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimated.

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates.

Allowance for doubtful accounts. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change.

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment.

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carryforwards we have in the U.S. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by the extent to which we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance of $14,759,136, the entire amount of our deferred tax assets (primarily net operating loss carryforwards) in the U.S. as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

Foreign currency accounting. The financial position and results of operations of our foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency since that is the currency of the primary environment in which those companies generate their revenues and expenses. Revenues and expenses of such subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities are translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity. The amount of future translation gains or losses will be affected by any changes in the exchange rate between the lei and the U.S. dollar.

Although our subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). As required by SFAS No. 52, “Foreign Currency Translation,” at the time of such a sale the subsidiary records the revenue in lei on the basis of the exchange rate in effect on the date of the sale. However, if the exchange rate between the lei and the currency in which the sale is denominated changes between the date of the sale and the date the resulting receivable is collected, the amount received, when converted to lei, will be different that the receivable originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations. Such losses totaled $83,698 and $158,876 in fiscal 2003 and fiscal 2002, respectively. Significant fluctuations in exchange rates could have material affects on future results of operations.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Revenues increased $3,574,654 or 28.0% from $12,781,261 in fiscal 2002 to $16,355,915 in fiscal 2003. The revenues for S.A. Vitis Hincesti for the period in fiscal 2002 for which it was not consolidated accounted for $1,169,413 of that change. On a pro forma basis, assuming S.A. Vitis Hincesti had been consolidated for all of fiscal 2002, revenues increased from $13,950,674 in fiscal 2002 to $16,355,915 in fiscal 2003. That increase was due to both an increase in our production and sales of bottled wine, and increases in our prices. On a pro forma basis case sales decreased from approximately 2.0 million cases in fiscal 2002 to approximately 1.64 million cases in fiscal 2003. However, the fiscal 2002 amount includes approximately 699,000 equivalent cases of wine sold in bulk by S.A. Vitis Hincesti in fiscal 2002, while bulk wine sales in fiscal 2003 were minimal. We earn a higher profit margin on sales of bottled wine than on sales of bulk wine. In fiscal 2002, S.A. Vitis Hincesti sold wine in bulk because orders from its distributors were less than its production. However, S.A. Vitis Hincesti’s acquisition by us in the second half of fiscal 2002 gave that company access to our distribution channels and marketing programs, as a result of which it was able (after satisfying certain outstanding bulk wine orders) to essentially eliminate bulk wine sales.

After eliminating the effects of bulk wine sales, the average price of a case increased from $9.21 (on a pro forma basis) in fiscal 2002 to $9.96 in fiscal 2003. The average price per case increased as the result of our ability to negotiate better terms with our distributors in our major markets such as the Russian Federation and Ukraine.

Cost of Sales and Gross Profit. Cost of sales increased by $1,837,345 or 21.9% from $8,387,352 in fiscal 2002 to $10,224,697 in fiscal 2003. Gross profit increased by $1,737,309 from $4,393,909 in fiscal 2002 to $6,131,218 in fiscal 2003. The gross profit percentage in fiscal 2002 was 34.4% and in fiscal 2003 was 37.5%. The gross profit percentage increased in fiscal 2003 from fiscal 2002 as the result of the elimination of bulk wine sales and the increase in the average price per case of bottled wine as discussed above. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 will produce wines that will be marketed by us in 2004 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease. Additionally, in response to a shift in consumer preference to red wine, we have over the last three years shifted our purchases of grapes and production of wine to increase the percentage that is red wine and decrease the percentage that is white wine. To date, this shift in our purchases and production has not adversely affected our gross profit percentages. However, if our decisions concerning the allocation of our purchases of grapes and production of wine between red and white wines fail to match consumer preferences, our gross profit percentage could be adversely affected.

Selling and Administrative Expenses. Selling and administrative expenses decreased by $501,530 or 21.7% from $2,316,674 in fiscal 2002 to $1,815,144 in the fiscal 2003. The selling and administrative expenses of S. A. Vitis Hincesti for the portion of fiscal 2002 that it was not consolidated were $196,775, as a result of which selling and administrative expenses, on a pro forma basis, were $2,513,449 in fiscal 2002. The decrease of $698,305 in selling and administrative expenses between fiscal 2002 on a pro forma basis and fiscal 2003 primarily reflects decreases in transportation expenses of $158,385 and a decrease in professional fees of $363,082. We were able to reduce our transportation expenses in fiscal 2003 by consolidating our truck shipping with one company and by doing so obtaining discounted prices, and by increasing the use of our own trucks to transport wine when possible. Our expenses for professional fees decreased because of the elimination in fiscal 2003 of the litigation over the Merger discussed in Note 12 of Notes to Consolidated Financial Statements.

Depreciation and Amortization. Depreciation and amortization expense increased from $449,856 in fiscal 2002 to $576,585 in fiscal 2003 as the result of additions to our investments in production facilities, including the facilities acquired when we acquired a controlling interest in and began to consolidate S. A. Vitis Hincesti.

Stock Issuance Expense. On April 22, 2003, our board of directors approved the issuance of 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the terms of the Merger. Pursuant to those terms, Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares. However, as a result of the issuance of shares of our common stock to persons other than Messrs. Jitaru and Sirbu, which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than required under the terms of the Merger. After initiating and later settling litigation over those issuances (see Note 11 of Notes to Consolidated Financial Statements), the board of directors determined that these shares should be issued. The 10,000,000 shares were valued on the basis of the closing price on the date of the board of directors resolution, resulting in the recording of $40,000,000 of stock issuance expense.

Stock Compensation Expense. On April 22, 2003 our board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of Asconi. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of our common stock on the date of the board resolution.

Income (loss) from Operations. As a result of the foregoing, we incurred a $36,660,511 loss from operations in fiscal 2003 compared to $1,627,379 income from operations in fiscal 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $3,739,489 in fiscal 2003, an increase of $2,112,110, or 130.0% from our fiscal 2002 income from operations. This increase would have been the result of the increases in revenues and gross profit and the decrease in selling and administrative expenses discussed above.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from $161,571 in fiscal 2002 to $318,893 in fiscal 2003 as the result of an increase in the net income of S.A. Orhei Vin and the consolidation f S.A. Vitis Hincesti for a full year in fiscal 2003.

Interest Expense. Interest expenses increased by $194,950 or 35.0% from $557,423 in fiscal 2002 to $752,373 in fiscal 2003. This increase was primarily due to additional debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Income Taxes. Income taxes increased by $118,463 or 49.2% from $240,810 in fiscal 2002 to $359,273 in fiscal 2003. Income taxes increased as the result of the increase in the income generated by our operating subsidiaries in Moldova. Our effective tax rates were 19.0% in fiscal 2002 and negative 1.0% in fiscal 2003. The effective tax rates differ from the statutory rates due principally to foreign taxes and the effects of the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. (see Note 14 of Notes to Consolidated Financial Statements). At December 31, 2003, we had $43,409,223 of net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to those net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, we incurred a net loss of $37,865,050 in fiscal 2003 compared to net income of $866,356 in fiscal 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income would have been $2,534,950 in fiscal 2003, an increase of $1,668,594 or 192.6% from fiscal 2002. This increase would have principally been the result of the increases in revenues and gross profit and the decrease in selling and administrative expenses discussed above.

Liquidity and Capital Resources

In fiscal 2003, our operations produced positive cash flows, while during fiscal 2002 we were required to fund a portion of our operating cash flow needs through borrowings.

Cash flows from operations were $572,894 in fiscal 2003, compared to negative operating cash flows of $863,602 in fiscal 2002. The $1,436,496 improvement in our operating cash flows from fiscal 2002 to fiscal 2003 is the result of improvement in our operating results, which, without the $40,400,000 of non-cash stock based expenses in fiscal 2003, improved from net income of $866,356 in fiscal 2002 to net income of $2,534,950 in fiscal 2003. The increase in operating cash flows generated by this $1,668,594 increase in operating results was partially offset by aggregate cash outflows of $4,033,343 required to support higher levels of accounts receivable, inventory and advance payments, all of which reflect our increasing level of operations and revenues, partially offset by financing provided by aggregate increases of $967,204 in accounts payable, prepayments and accrued liabilities. At December 31, 2003, our accounts receivable represented 55 days of sales on the basis of our sales for the fourth quarter of fiscal 2003, as compared to 42 days of sales at December 31, 2002 on the basis of our sales for the fourth quarter of fiscal 2002. A significant portion of our sales take place before the holiday season, and therefore increases in sales can have the effect of increasing the days outstanding in our accounts receivable at December 31. Our accounts payable decreased from December 31, 2003 to December 31, 2002 despite the increase in our inventories because we obtained certain advance payments from customers in fiscal 2003 that allowed us to lessen the amount of vendor credit we used.

In fiscal 2002, we used $1,238,783 in investing activities to invest in additional production facilities and to increase our interest in S.A. Vitis Hincesti. We financed these investments from the proceeds of short-term borrowings, which net of the repayment of long-term borrowings and together with grant proceeds produced financing cash flows of $2,136,540.

In fiscal 2003, we used $2,181,210 in investing activities to invest in additional production facilities and purchase land that will be developed as a vineyard. For the first three quarters of fiscal 2003, we financed these investments through a combination of our cash flows from operations and borrowings. Our investments in the fourth quarter of fiscal 2003 were financed with the proceeds of a private placement of common stock and warrants. As a result, total cash provided by financing activities was $1,776,427.

In fiscal 2004, we plan to plant approximately 815 acres of the land we have acquired for vineyards, and at December 31, 2003 we have outstanding commitments of approximately $2.4 million for the acquisition of the vine rootstocks and other materials needed to plant that acreage, and the purchase of other equipment. We had no unused lines of credit or other borrowing facilities at December 31, 2003. However, we have been negotiating with our current lenders to extend our debt repayment schedules, which will have the effect of increasing the cash flow from operations we can use to finance these investments. At December 31, 2003, we had net working capital of $3,988,572 compared to net working capital of $1,904,325 at December 31, 2002. We currently believe that our existing working capital and the cash flows from our operations (including the cash flows from operations made available by negotiating extensions of debt repayments) will be sufficient to fund our operations and capital expenditures for fiscal 2004. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for us in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. We adopted SFAS No. 144 in fiscal 2002. The adoption of this Statement did not have a material effect on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We adopted SFAS No. 145 effective fiscal 2003. The adoption of SFAS No. 145 did not have a material effect on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in fiscal 2003. The adoption of SFAS No. 146 did not have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated balance sheet.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We adopted FIN 45 in fiscal 2003. Our adoption of FIN 45 did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R are not expected to have a material impact on our financial position, results of operations, or cash flows.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth on pages F-1 through F-23 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 9, 2003, Thomas Leger & Co., LLP terminated its engagement with us as our independent auditors. On May 12, 2003, upon the approval of our board of directors, we engaged Michaelson & Company, P.A. to serve as our independent auditors. The change in our independent auditors was previously reported, along with all required disclosures, on Form 8-K filed on May 15, 2003, as amended on Form 8-K/A filed on May 20, 2003, as amended on Form 8-K/A filed on May 30, as amended on Form 8-K/A filed on June 4, 2003.

As disclosed in Note 2 of Notes to Consolidated Financial Statements, we have restated our fiscal 2002 financial statements. The restated financial statements were audited by Michaelson & Co., P.A., whose report thereon is included in this report.

ITEM 8A. CONTROLS AND PROCEDURES

In connection with the preparation and filing of this annual report on Form 10-KSB, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of March 5, 2004. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this subsequent evaluation.

On March 23, 2004, we issued a public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. We cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to fiscal 2003 until we published the restated financial statements. Under the supervision of our audit committee, we inquired into the concerns raised by the SEC staff in its correspondence to us. We noted that the restatements would change, among other things, the accounting for our issuance of 10,000,000 shares during fiscal 2003 to Constantin Jitaru and Anatolie Sirbu, our named executive officers. The issuance of those shares was disclosed in our December 4, 2003 proxy statement and was ratified by our shareholders at our December, 2003 shareholders’ meeting.

Our March 23, 2004 announcement followed our receipt on March 5, 2004 of a letter from the staff of the SEC containing the SEC Division of Corporation Finance staff’s comments relating to our financial and non-financial disclosures contained in our Registration Statement on Form S-3 filed with the SEC on February 6, 2004, our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and our proxy statement (Schedule l4A) filed December 4, 2003. The SEC staff inquired, among other things, into our accounting treatment of the ten million share issuance. The March 5, 2004 SEC staff letter followed an informal inquiry from the SEC’s Denver regional office requesting voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003, including accounting treatment of certain related-party transactions. An informal SEC inquiry is ongoing.

As discussed in Notes 3 and 19 of Notes to Consolidated Financial Statements, as the result of our inquiries into the matters raised in the letters from the SEC staff, our fiscal 2002 and interim 2003 financial statements have been restated to correct the manner in which we accounted for: (1) the issuance of the 10,000,000 shares to Constantin Jitaru and Anatolie Sirbu; (2) the accounting for certain shares issued under consulting and employee stock awards in fiscal 2003; (3) the portion of fiscal 2002 for which our consolidated results of operations included the operations of S.A. Vitis Hincesti; and (4) certain accounting related to the Merger.

The evaluation of our disclosure controls and procedures carried out by our management considered whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our fiscal 2002 and interim 2003 financial statements had to be restated. We concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder due to the following reasons:

•	we lacked a chief accounting officer having the necessary level of experience with U.S. generally accepted accounting principles (US GAAP) and SEC reporting;

•	we lacked controls to insure that agreements, contracts and other documents relating to debt and equity transactions, and investments in subsidiaries or investees, including transactions such as those discussed above, were provided to and reviewed by accounting and financial reporting personnel on a timely basis to insure that the financial reporting and disclosure implications of such transactions could be considered and reflected in the financial statements in the proper periods;

•	we lacked controls to insure that actions taken by our board of directors were documented in their minutes on a timely basis to insure that the financial reporting and disclosure implications of such actions could be considered and reflected in the financial statements in the proper periods; and

•	our audit committee was not adequately manned, or sufficiently active in accordance with its charter, including its duties to discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

As a result of these findings, we have determined to take the following steps to improve our disclosure controls and procedures:

•	we will create the position of chief accounting officer who will report both to the chief executive officer and the audit committee, and hire for that position a person having adequate experience in the application of US GAAP and SEC reporting;

•	we will require that all contracts, agreements and other documents relating to debt or equity transactions, acquisition of assets or securities and investments in subsidiaries or investees, including transactions such as those discussed above, be reviewed and approved by the chief accounting officer prior to their execution;

•	we will require that all other material contracts or agreements be: (1) in writing; (2) executed only by the chief executive officer or chief financial officer; (3) if not in English, translated into English as soon as practicable after execution; and (4) immediately forwarded to the chief accounting officer and our outside legal counsel;

•	we will require that the chief accounting officer attend all of the meetings of our board of directors to be aware of actions taken by the board of directors that have accounting or disclosure implications, and that the chief accounting officer act as the secretary for the board of director meetings and be responsible for the timely preparation of minutes of those meetings;

•	we will reconstitute our audit committee to, in accordance with its charter, be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules; and

•	we will require our audit committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

We anticipate that these steps will be completed by July 31, 2004, and that the completion of these steps will allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2003.

Name	Age	Title
Constantin Jitaru	45	Chairman of the Board, Chief Executive Officer and President
Anatolie Sirbu	41	Director, Chief Financial Officer, Secretary and Treasurer
Serguei Melnik	31	Director, Chief Operating Officer
Frank Clear	49	Director
Radu Bujoreanu	33	Director
Nicolae Sterbets	53	Director
Tatiana Radu	39	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on the information provided to us by them.

Constantin Jitaru has served as our Chairman since April 2001, our Chief Executive Officer since June 2001 and our President since July 2001. From 1996 to April 2001, Mr. Jitaru was a Director, the Director General and one of two members of Asconi S.R.L. From 1993 to 1996, Mr. Jitaru was the General Director of VinInvest, a wine investment project in the Republic of Moldova initiated by the European Bank of Reconstruction and Development. Mr. Jitaru was responsible for managing VinInvest’s investments, sales and marketing and wine production process. From 1989 to 1993, Mr. Jitaru worked in the viticultury and wine making department of the Ministry of Agriculture in the Republic of Moldova, ascending to the head of the department in late 1993. Mr. Jitaru earned a Bachelor Degree, with honors, from the National College of Viticulture and Wine Making and a Masters Degree, with honors, from the Technical University of Moldova, majoring in Wine Making Technology.

Anatolie Sirbu has served as a director since April 2001 and our Chief Financial Officer, Secretary and Treasurer since June 2001. From 1994 to April 2001, Mr. Sirbu was one of two members and the Finance Director of Asconi S.R.L. From 1993 to 1994, Mr. Sirbu was the leading specialist at the Ministry of Agriculture of the Republic of Moldova where he was responsible for the operation and production of the scientific wine making plant in Gidighich. From 1990 to 1993, Mr. Sirbu served at the Ministry of Agriculture for the Republic of Moldova as the Quality Inspector of Alcohol Production and then as the leading wine specialist at the Department of Viticulture and Wine Making. During this time, Mr. Sirbu was responsible for the supervision of Moldova’s wine industry and research. Mr. Sirbu earned a Bachelor and a Masters degree, both with honors, from the Technical University of Moldova, majoring in Wine Making Technology.

Serguei Melnik has served as a Vice President for Strategic Development for Asconi S.R.L. since February 2003 and as a director and our Chief Operating Officer since July 2003. Prior to joining Asconi, from July 2001 to February 2003, Mr. Melnik was the Associate Director of Market Management International, Inc. providing financial and legal advise to companies seeking to become publicly traded on the U.S. capital markets. During the period from October 1997 through July 2001 he had worked as financial advisor and financial analyst for the First Union Securities, International Media Solutions, Inc. and B.W. Beck, Inc. in Orlando, Florida. Mr. Melnik holds a Master’s Degree in Applied Economics from the University of Central Florida as well as a Law Degree from the State University of Moldova. He also attended the Budapest University of Economics Science.

Nicolae Sterbets has served as a director since July 2003 and has been the General Manager of S.A. Vitis Hincesti since 1988. Mr. Sterbets oversees the operations of all six locations of our subsidiary. Previously, Mr. Sterbets was Deputy Director of Modvinprom Agroindustrial Association, a private Moldovan entity in Hincest, between 1981 and 1988. From 1970 to 1981, he worked as a wine technologist and deputy director of Sophiisky winery. Mr. Sterbets was a founder of the Association of Winemakers of Moldova and has served as its president since 1998. Mr. Sterbets received his Bachelor’s Degree in winemaking from the National College of Viticulture and Wine Making in Moldova and his Master’s of Science in winemaking degree form the Moldova Agricultural University.

Frank Clear has served as an independent director since July 2003. Since 1998, Mr. Clear has been providing various consulting services on a part-time basis to companies in the U.S., South Africa and Eastern Europe. He possesses over 20 years of experience in commercial banking, international banking and corporate finance. Mr. Clear has also assisted several start-up companies with the raising of capital, product and business development, marketing and business implementation.

Radu Bajoreanu has served as an independent director since July 2003. Since December 2002, Mr. Bujoreanu has been the President of Consular Assistance, Inc. of Washington, DC. From August 1999 to September 2002 he served as the Second Secretary and Consul of the Embassy of the Republic of Moldova to the U.S., also accredited to Canada. Prior to that, from February 1995 to August 1999, he had been in various positions of responsibility with the Ministry of Foreign Affairs of the Republic of Moldova ascending to the Attaché and the First Secretary, Chief of Treaties section within the Department of International Law and Treaties. Mr. Bujoreanu earned a Law degree from the State University of Moldova.

Tatiana Radu has served as a director since July 2003 and has been the Director of Sales and Marketing of Asconi S.R.L. since January 2001. Her primary responsibilities are direct communication with distributors of Asconi wines worldwide as well as the development and implementation of marketing and sales strategies. From June 1999 until January 2001, Mrs. Radu was the Director of Asconi’s Export-Import Department. From 1993 to 1999, Mrs. Radu was the Sales Manager of Perla. Mrs. Radu earned a Master’s Degree, with honors, from the International Institute of Management, with a major in Management. Mrs. Radu also earned a Master’s Degree, with honors, from the Teachers’ University, where she majored in Fine Arts and Drawing.

No director is related to any other director or officer of Asconi or our subsidiaries, and there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

No director, director nominee, officer or affiliate of Asconi, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

Board of Directors and Committees

Directors are elected at the annual stockholders meeting and serve for one year and until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. All of our current directors were elected at our annual meeting of stockholders held on December 22, 2003. Officers are appointed by our board of directors and their terms of office are at the discretion of our board of directors.

Our board of directors acted by unanimous written consent nine times in fiscal 2003. In connection with his appointment to our board of directors in July 2003, Serguei Melnik purported to appoint Constantin Jitaru as his proxy to vote for him as a member of our board of directors with regard to any question, action, resolution, election or other matter presented to the members of our board of directors for vote or approval. We, however, do not believe that the proxy is valid or enforceable, and therefore have obtained Serguei Melnik’s signature on all written consents of our board of directors since July 2003.

Our board of directors has a standing audit committee, which did not meet during fiscal 2003. Our board of directors does not have any other committees.

The audit committee acts under a written charter adopted by our board of directors, which was filed as Appendix A to our Schedule 14A filed on December 4, 2003. Under its charter, the audit committee oversees the integrity of the audit process, financial reporting and internal accounting controls of Asconi and the compliance by Asconi with legal and regulatory requirements. The audit committee is also directly responsible for the appointment, compensation and oversight of our independent auditor. The audit committee is composed of two members, Frank Clear and Radu Bujoreanu, both of whom are “independent” as such term is defined in Section 121A of the AMEX listing standards and Rule 10A-3 under the Exchange Act. We do not presently have on our audit committee a “financial expert” as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act because we have been unable to date to identify for and attract to our board of directors such an individual. However, as disclosed under Item 8A – Controls and Procedures, we plan to reconstitute our audit committee to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC and AMEX regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. Based solely upon a review of the copies of such reports furnished to us and other representations of the reporting persons, the following Section 16(a) reports were filed late during fiscal 2003: a Form 4 for each of Constantin Jitaru and Anatolie Sirbu regarding a reportable transaction that occurred on May 19, 2003. Furthermore, the following Section 16(a) reports were not filed during fiscal 2003: a Form 3 initial statement of ownership for each of Serguei Melnik, Nicolae Sterbets, Frank Clear, Radu Bujoreanu, and Tatiana Radu. Serguei Melnik, Frank Clear and Radu Bujoreanu filed their respective Form 3 initial statement of ownership on March 22, 2004. Nicolae Sterbets and Tatiana Radu filed their respective Form 3 initial statement of ownership on May 24, 2004.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. This Code of Ethics applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us. We have posted a copy of our Code of Ethics on our website at www.asconi.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Asconi during fiscal 2003, fiscal 2002 and fiscal 2001 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation (2)(3)
Name and Principal Position	Period	Salary ($)		Bonus ($)		All Other Compensation ($)
Constantin Jitaru(1) Chairman of the Board Chief Executive Officer	Fiscal 2003 Fiscal 2002 Fiscal 2001	30,000 30,000 10,320	(4)	40,000 40,000 40,000	(4)	20,000,000	(5)

Anatolie Sirbu Chief Financial Officer Secretary and Treasurer	Fiscal 2003	30,000		40,000		20,000,000	(5)

(1)	Mr. Jitaru became our Chief Executive Officer on June 29, 2001, and has been the Chief Executive Officer of our wholly-owned subsidiary, Asconi S.R.L., since April 12, 2001.
(2)	Compensation is paid in Moldovan leí, the official currency of Moldova, and the amount set forth in this table is the equivalent in U.S. dollars.
(3)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.
(4)	Represents compensation of $1,200 per month in salary and periodic bonuses for services performed from April 12, 2001 to December 31, 2001.
(5)	Mr. Jitaru and Mr. Sirbu were each issued 5,000,000 shares of common stock in a transaction that was not registered under the Securities Act. Such shares were valued at $4.00 per share, the market value of the stock on April 22, 2003, the date our board of directors approved the issuance of the shares. See Note 11 of Notes to Consolidated Financial Statements.

Stock Options Granted and Exercised in Fiscal 2003

No stock option grants were made to either Constantin Jitaru or Anatolie Sirbu in fiscal 2003, and no stock options were exercised by either Constantin Jitaru or Anatolie Sirbu in fiscal 2003.

Director Compensation

Currently, our directors do not receive compensation for serving on our board of directors or on the audit committee. Directors are reimbursed for their reasonable expenses incurred in attending meetings, which during fiscal 2003 was a nominal amount.

Employment Agreements

Neither us, nor any of our subsidiaries, have entered into an employment contract with a named executive officer. Furthermore, we do not, nor do any of our subsidiaries, anticipate entering into an employment contract with any named executive officer in the near future.

Employee Benefit Plans

We do not currently have any type of employee compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Asconi Corporation, 1211 Semoran Boulevard, Suite 141, Casselberry, Florida 32707. To our knowledge, except as otherwise indicated, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

The percentage of beneficial ownership in the following table is based upon 12,018,735 shares of common stock outstanding as of December 31, 2003. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of December 31, 2003 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Constantin Jitaru	5,460,813	45.44%
Anatolie Sirbu	5,460,813	45.44%
Serguei Melnik	30,000	*
Frank Clear	1,000	*
Radu Bujoreanu	300	*
Nicolae Sterbets	0	*
Tatiana Radu	0	*
All directors and named executive officers as a group (7 persons)	10,952,926	91.13%

*	Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We purchased approximately $1,050,000 and $500,000 worth of bulk wine at the then current market price of approximately $0.27 per liter from VinExport, a Romanian company, in fiscal 2003 and fiscal 2002, respectively. Constantin Jitaru and Anatolie Sirbu, two of our directors and officers each own 30% of the outstanding securities of VinExport. We purchased the bulk wine for the purpose of blending, bottling and selling in the regular course of business primarily throughout 2003 and 2004. We entered into this transaction without taking bids from other parties and have no idea whether or not the terms of this transaction are as favorable to us as those which could have been obtained from a non-affiliated party.

On February 10, 2003, our wholly owned subsidiary, Asconi S.R.L., entered into an employment agreement with Serguei Melnik, who subsequently was elected as a member of our board of directors in July 2003. The employment agreement is for a three-year period ending on February 9, 2006. Pursuant to the agreement, we agreed to issue Mr. Melnik 100,000 shares of our common stock as well as reimburse him for reasonable and justifiable expenses incurred in the course of his employment. The shares were issued in May 2003 and were therefore not subject to our reverse split in May 2003. Mr. Melnik’s duties are restricted to marketing services relating to the promotion of our products in the U.S. market as well as investor relations and public awareness campaigns in the U.S. He also supports our efforts to secure loans and grants from the U.S. government for our development programs in the Republic of Moldova and consultations regarding general corporate matters. We previously paid Kerr-Weismann Associates $40,000 in fiscal 2001 and fiscal 2002 to perform similar marketing services relating to the promotion of our products in the U.S. market as well as investor relations and public awareness campaigns in the U.S. Prior to our employment of Mr. Melnik, he was a defendant, along with several other individuals and entities, in the lawsuit we initiated in July 2001 for breach of contract, breach of fiduciary duty, civil conspiracy, fraudulent inducement and violation of Florida Securities Investors Protection Act, among other remedies. Our complaint also alleged that Mr. Melnik and Vadim Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We sought monetary damages from Mr. Melnik and the other defendants in the amount of approximately $11.2 million, rescission of agreements and return of the stock still possessed by any of the defendants. We entered into a mutual release agreement with Mr. Melnik in February 2003 pursuant to which we agreed to drop all claims against Mr. Melnik and he agreed to drop his motion to have our then-current legal counsel dismissed from representing us in the lawsuit.

On April 15, 2003, we entered into a consulting agreement with Iurie Turcan, the brother-in-law of Serguei Melnik, an officer and director of Asconi. Under the agreement, Mr. Turcan is to act as our exclusive distributor for wine and spirits in the Republic of Poland. The agreement is for a term of five years. As compensation for the services to be received, we issued Mr. Turcan 100,000 shares of our common stock. We entered into this agreement without taking bids from other parties and we are unable to state whether or not the terms of this agreement are as favorable to us as those which could have been obtained from a non-affiliated party.

On April 22, 2003, our board of directors approved the issuance of 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the terms of the Merger. Pursuant to those terms, Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares. However, as a result of the issuance of shares of our common stock to persons other than Messrs. Jitaru and Sirbu, which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than required under the terms of the Merger. After initiating and later settling litigation over those issuances (see Note 11 of Notes to Consolidated Financial Statements and Item 3 – Legal Proceedings), the board of directors determined that these shares should be issued. The 10,000,000 shares were valued on the basis of the closing price on the date of the board of directors resolution, resulting in the recording of $40,000,000 of stock issuance expense.

In May 2003, we entered into a consulting agreement with Vasile Melnik, the father of Serguei Melnik, an officer and director of Asconi. Under the agreement, Vasile Melnik is to provide us with consulting services relating to the design, construction and renovation of our winery facilities in Moldova. The agreement is for a term of five years. As compensation for the services to be received, we issued Vasile Melnik 100,000 shares of our common stock. We entered into this agreement without taking bids from other parties and we are unable to state whether or not the terms of this agreement are as favorable to us as those which could have been obtained from a non-affiliated party.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)

3.1	Restated Articles of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Purchase Agreement for Common Stock of Registrant.(3)

10.1	General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3, 2001.(4)

10.2	Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000.(4)

10.3	Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)

10.4	Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)

10.5	Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)

10.6	Contract with Estate–Design S.R.L., dated 1999.(4)

10.7	Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

10.8	Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

10.9	Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

10.10	Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

10.11	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001. (5)

10.12	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002. (5)

10.13	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001. (6)

10.14	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002. (6)

10.15	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002. (6)

10.16	Contract No. 010/12/03-IP between Asconi S.R.L. and Bonus-Bord Ltd., dated October 23, 2003.(8)

10.17	Contract No. 1903 with Israel Colonial Food Ltd. dated April 18, 2003.(8)

10.18	Consulting Agreement with Serguei Melnik, dated February 10, 2003.(8)

10.19	Consulting Agreement with Iurie Turcan, dated April 15, 2003.(8)

10.20	Consulting Agreement with Vasile Melnik, dated May, 2003.(8)

10.21	Agreement with Divine Capital Markets, LLC, dated June 1, 2003.(8)

10.22	Consultant Agreement with CEOcast, Inc. dated January 12, 2003.(8)

10.23	Conditional Sale Contract No. CM-106-03 with TF Group LLC, dated November 10, 2003.(8)

10.24	Conditional Sale Contract No. CM-108-03 with Tecno-Food SAS, dated November 10, 2003 with Annex.(8)

10.25	Conditional Sale Contract No. CM 107-03 with TF Group LLC, dated November 10, 2003 with Annex.(8)

10.26	Sales Contract with Vivai Viveros Marchi Company, dated December 7, 2003.(8)

10.27	Sales Contract with Pepinieres Philippe Dayde Montans 81600, dated December 7, 2003.(8)

16.1	Letter of Thomas Leger & Co., LLP, dated August 17, 2003.(7)

21.1	List of Subsidiaries.(4)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. (8)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. (8)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.
(3)	Incorporated by reference to our Form 8-K filed on December 18, 2003, file no. 000-23712.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.
(7)	Incorporated by reference to our Form 8-K/A filed on June 4, 2003, file no. 000-23712.
(8)	Filed herewith.

(b) Reports on Form 8-K

We filed a report on Form 8-K on October 7, 2003, disclosing that we issued a press release on October 6, 2003 announcing our projected fiscal year 2003 revenues and earnings per share guidance.

We filed a report on Form 8-K on October 28, 2003, disclosing that we issued a press release on October 23, 2003 announcing that we had signed contracts with Gran Vin Ltd. and Bonus Bord 000, both subsidiaries of Wine International Project Ltd, for an additional 10,000,000 bottles of wine to be shipped to the Russian Federation within one year starting October 2003.

We filed a report on Form 8-K on December 2, 2003, disclosing that we issued a press release on December 1, 2003 announcing our revised projected fiscal year 2003 revenues and earnings per share guidance.

We filed a report on Form 8-K on December 3, 2003, disclosing that on December 3, 2003 Findprofit.com issued a retraction of a press release issued on December 2, 2003 by Findprofit.com.

We filed a report on Form 8-K on December 18, 2003, disclosing that we completed a private placement on December 9, 2003.

No financial statements were filed with any of the foregoing Form 8-K filings.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Thomas Leger & Co., L.L.P. for the audit of our financial statements for fiscal 2002 and by Michaelson & Co., P.A. for the audit of our financial statements for fiscal 2003, and fees billed for other services rendered by Thomas Leger & Co. and Michaelson & Co., P.A. Thomas Leger & Co. was our independent auditor during fiscal 2002 and through May 9, 2003, at which time it terminated its engagement with us. Michaelson & Co., P.A. was engaged as our independent auditor on May 12, 2003.

Michaelson & Co., P.A. reaudited our financial statements for fiscal 2002, and the amounts set forth for 2003 in the table below include the fees for that reaudit of fiscal 2002.

	2003	2002
Audit Fees	$88,370	$30,000
Audit-related Fees	8,200	6,660
Tax Fees	—	—
All Other Fees	11,650	—

Total Fees	$108,220	$36,600

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for fiscal 2003 and fiscal 2002, the review of the financial statements included in our quarterly reports on Form 10-Q for fiscal 2003 and fiscal 2002 and services in connection with our statutory and regulatory filings for fiscal 2003 and fiscal 2002.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2003 and fiscal 2002, exclusive of the fees disclosed as Audit Fees above. These fees include benefit plan audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2003 and fiscal 2002.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC’s rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pro-approved by the Audit Committee.

Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the auditor and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All requests for services to be provided by the independent auditor, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCONI CORPORATION

Date: May 27, 2004	By:	/s/ Constantin Jitaru
Constantin Jitaru, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 27, 2004	By:	/s/ Constantin Jitaru
Constantin Jitaru, President, Chief Executive Officer and Director

Date: May 27, 2004	By:	/s/ Anatolie Sirbu
Anatolie Sirbu, Secretary and Director

Date: May 27, 2004	By:	/s/ Serguei Melnik
Serguei Melnik, Director

Date: May 27, 2004	By:	/s/ Frank Clear
Frank Clear, Director

Date: May 27, 2004	By:	/s/ Radu Bujoreanu
Radu Bujoreanu, Director

Date: May 27, 2004	By:	/s/ Nicolae Sterbets
Nicolae Sterbets, Director

Date: May 27, 2004	By:	/s/ Tatiana Radu
Tatiana Radu, Director

ASCONI CORPORATION

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of Asconi Corporation

We have audited the accompanying consolidated balance sheets of Asconi Corporation (a Nevada Corporation) and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asconi Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the financial statements for the year ended December 31, 2002 have been restated to correct the accounting for the extinguishment of certain liabilities, the accounting for the investment in and consolidation of S.A. Vitis Hincesti, and the computations of minority interest in the net income of subsidiaries and deferred taxes.

Michaelson & Co., P.A.

West Palm Beach, Florida

April 2, 2004

ASCONI CORORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	December 31,
	2003	2002
		(restated)
ASSETS
CURRENT ASSETS
Cash and bank balances	$155,010	$47,362
Trade receivables	3,455,732	2,260,160
Inventories	8,672,424	6,201,521
Refundable taxes and tax deposits	961,828	842,502
Advance payments	1,820,045	833,093
Other	12,549	—

TOTAL CURRENT ASSETS	15,077,588	10,184,638

PROPERTY, PLANT AND EQUIPMENT, NET	5,715,380	3,837,080
INVESTMENT	—	—
GOODWILL	205,352	318,038
OTHER	20,462	13,645

TOTAL ASSETS	$21,018,782	$14,353,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,909,635	$2,182,856
Short-term debt	6,511,169	4,988,687
Deferred revenue	758,704	—
Taxes payable	293,626	189,307
Accrued expenses and other current liabilities	1,615,882	919,463

TOTAL CURRENT LIABILITIES	11,089,016	8,280,313
LONG-TERM LIABILITIES
Long-term debt	—	731,845
Lease obligations	64,505	—
Deferred taxes	387,511	303,510

TOTAL LIABILITIES	11,541,032	9,315,668

MINORITY INTEREST	1,420,876	1,162,856

SHAREHOLDERS’ EQUITY
Common Stock $.001 par value 100,000,00 authorized, 12,018,735 and 1,459 outstanding at December 31, 2003 and 2002	12,019	1,459
Additional paid in capital	48,361,031	5,521,755
Deferred consulting expense	(1,033,070)	—
Retained earnings (deficit)	(39,071,344)	(1,206,294)
Comprehensive income (loss) - foreign currency translation	(211,762)	(442,043)

Total Shareholders’ Equity	8,056,874	3,874,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,018,782	$14,353,401

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2003	2002
		(restated)
Net Sales	$16,355,915	$12,781,261

Cost of Sales	10,224,697	$8,387,352

Gross Profit	6,131,218	4,393,909

Depreciation and Amortization	576,585	449,856
Stock Issuance Expense	40,000,000	—
Stock Compensation Expense	400,000	—
Selling and Administrative Expenses	1,815,144	2,316,674

Income From Operations	(36,660,511)	1,627,379

Interest Expense	752,373	557,423
Other (Income) Loss	(226,000)	(198,780)

Income (Loss) Before Income Taxes and Minority Interest	(37,186,884)	1,268,736

Provision for Income Taxes	359,273	240,810

Income (Loss) Before Minority Interest	(37,546,157)	1,027,926

Minority Interest in Income of Subsidiaries	318,893	161,571

Net Income (Loss)	(37,865,050)	866,356

Other Comprehensive Income (Loss)—
Foreign Currency Translation	230,281	(185,227)

Comprehensive Income (Loss)	$(37,634,769)	$681,129

Net Income (Loss) Per Share of Common Stock,
Basic and Diluted	$(4.71)	$0.59

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	8,034,035	1,458,669

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive loss	Total Shareholders’ Equity
Balance at December 31, 2001	1,459,135	$1,459	$5,521,755	$(2,072,651)	$(256,816)	$3,193,747
Comprehensive income (loss):
Net income (loss)	—	—	—	866,357	—	866,357
Foreign currency translation	—	—	—	—	(185,227)	(185,227)

Balance at December 31, 2002	1,459,135	1,459	5,521,755	(1,206,294)	(442,043)	3,874,877

Stock Issuance to Directors and Officers	10,000,000	10,000	39,990,000			40,000,000
Stock Issuance for Consulting Services	200,000	200	1,151,636			1,151,836
Deferred consulting expense			(1,033,070)			(1,033,070)
Stock Issuance for Stock compensation	100,000	100	399,900			400,000
Stock Issuance - Private Placement	259,600	260	1,297,740			1,298,000
Comprehensive income (loss):
Net income (loss)	—	—	—	(37,865,050)	—	(37,865,050)
Foreign currency translation	—	—	—	—	230,281	230,281

Balance at December 31, 2003	12,018,735	$12,019	$47,327,961	$(39,071,344)	$(211,762)	$8,056,874

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2003	2002
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(37,865,050)	$866,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576,585	449,856
Deferred income taxes	75,342	103,230
Stock issuance expense	40,000,000	—
Stock compensation expense	400,000	—
Deferred consulting expense	118,766	—
Minority interest expense	318,893	161,571
Reduction of merger liabilities	—	(137,636)
(Increase) decrease in assets:
Trade receivables	(1,036,413)	510,639
Inventories	(2,074,739)	(2,369,109)
Refundable taxes	(76,752)	(291,894)
Advance payments	(922,191)	(106,982)
Other	525	55,533
Increase (decrease) in liabilities
Accounts payable and prepayments received	343,573	(400,854)
Taxes payable	90,724	(110,632)
Accrued expenses and other current liabilities	623,631	406,319

Net cash provided (used) by operating activities	572,894	(863,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,181,210)	(673,742)
Investment in equity method investee	—	(567,962)
Net cash acquired in business combination	—	2,921

Cash used for investing activities	(2,181,210)	(1,238,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	1,063,081	3,346,361
Proceeds from long-term debt	—	640,000
Repayment of long-term debt	(725,395)	(2,153,990)
Leaes obligations	140,741	—
Proceeds from stock issuance in private placement	1,298,000	—
Grant	—	304,169

Cash provided by financing activities	1,776,427	2,136,540

Effect of changes in exchange rates	(60,463)	(2,037)

Net increase in cash and cash equivalents	107,648	32,118
Cash and bank equivalents, beginning of year	47,362	15,244

Cash and bank equivalents, end of year	$155,010	$47,362

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2003	2002
Suplemental Disclosure of Non-cash Investing and Financing Activities
Acquisition of controlling financial interest in S. A. Vitis Hincesti in June, 2002
Non cash consideration paid		$1,219,258
Net non-cash assets acquired		(1,216,337)

Net cash acquired		$2,921

Acquisition of additional interest in S.A. Vitis Hincesti in 2003	$181,418

Suplemental Disclosures of Cash Flow Information
Interest paid	$785,594	$566,267

Taxes paid	$183,747	$351,955

See Notes to Consolidated Financial Statements

Asconi Corporation

Notes to Consolidated Financial Statements

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Asconi Corporation and its subsidiaries (collectively “the Company”) produce, market and sell premium Moldavian wines in countries outside Moldova, with approximately 89% percent of their revenue coming from sales to the Russian Federation.

In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split (see Note 11) of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation.

Since Grand Slam had no operations and limited assets at the time of the Merger, Asconi S.R.L. was treated as the continuing entity for accounting purposes, and the Merger was accounted for as (1) the recapitalization of Asconi S.R.L., whereby its previously outstanding common stock was converted into 12,600,000 shares of common stock, par value $.001 per share, and (2) the issuance by Asconi S.R.L. of 386,689 shares of common stock (the number of shares of common stock of Grand Slam outstanding prior to the Merger and before giving affect to the one-for-ten reverse stock split affected in April, 2003) for the net assets of Grand Slam, which were recorded at their book value. The recapitalization of Asconi S.R.L. was accounted for by restating all share are per share amounts. Since Asconi S.R.L. was treated as the continuing entity for accounting purposes, the consolidated financial statements include the results of operations and cash flows for Asconi S.R.L. for all periods presented, and the results of operations and cash flows of Grand Slam from April 12, 2001.

Asconi S.R.L. was founded in 1994 and commenced significant operations in 1999. Asconi S.R.L. acquired a 70% interest in S.A. Fabrica de Vinuri din Puhoi and a 74% interest in S.A. Orhei-vin (74%), both Moldovan entities, in October and December 2000, respectively. The interests were originally acquired by the shareholders of Asconi S.R.L., who subsequently contributed them to Asconi S.R.L. The contribution was recorded based on the historical cost of the interests to the shareholders, $350,000, reduced by the indebtedness of $308,826 incurred in the purchase of the interests for which Asconi S.R.L. assumed responsibility upon the contribution. Those acquisitions were accounted for as purchases.

In December 2001, the Company acquired approximately 25% of S.A. Vitis Hincesti. In March 2002, the Company acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, the Company acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002, the Company accounted for its investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave the Company a controlling interest in S.A. Vitas Hincesti, at which time the Company began to consolidate S.A. Vitis Hincesti. In February 2003, the Company subscribed to a subscription offering by S.A. Vitis Hincesti during February 2003 increasing its ownership in S.A. Vitis Hincesti to approximately 61%. See Note 4.

Coppet Finance Limited was incorporated on February 3, 2003 as a British Virgin Island limited company and as a wholly owned subsidiary of Asconi Holding Company Limited.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-vin, Coppet Finance Limited, and, since June, 2002, S.A. Vitis Hincesti. All material intercompany balances and transactions have been eliminated.

Economic and political risks

The Company faces a number of risks and challenges since its operations are in the Republic of Moldova and its primary market is in the Russian Federation. The Company may withdraw funds from its subsidiaries in Moldova provided the subsidiaries have paid their income taxes and meet certain other requirements. The requirement to obtain the clearance of the government of Moldova that these requirements have been met can cause delays in the withdrawal of funds.

Use of estimates

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

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand, demand deposits with banks, and cash equivalents having original maturities of three months or less.

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $28,595 and $164,445 at December 31, 2003 and 2002, respectively.

Inventory

Inventories are stated at the lower of cost or market on the first-in, first-out basis, and include raw materials, work in process, finished goods and other inventory such as parts and product merchandise. Raw materials include glass, cork, packaging materials and other materials used in production and bottling of wines. Work in process is primarily bulk wine and finished goods are bottled wine. The cost of finished goods includes direct costs of raw materials such as grapes, packaging, as well as direct labor used in wine production, bottling and warehousing. Indirect production costs consisting primarily of utilities and indirect labor related to the production of wine are also included in the cost of inventory and subsequently in the cost of goods sold. The Company applies full absorption to allocate indirect costs to the vintages in work in process inventory based on volume.

Costs and expenses not directly related to the production activities, such as freight out, interest expense, and the compensation of sales, marketing, accounting and administrative personnel are included in selling, general and administrative expenses of the period in which they are incurred.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

• Buildings	2% - 4.0%
• Machines and equipment	5% - 10%
• Vehicles	10%-20%
• Office equipment	20% - 33%

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of December 31, 2003, the Company does not believe any impairment of goodwill has occurred.

Revenue recognition

The Company generally recognizes product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. The Company is generally not contractually obligated to accept returns, except for defective product. However, the Company may permit its customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Such allowances are reflected as a reduction to accounts receivable when the Company expects to grant credits for such items; otherwise, they are reflected as a liability.

Government grants

The Company receives equipment grants from various non-U.S. governmental agencies. Grants for the purchase of equipment are recorded as reductions of the related equipment cost and reduce future depreciation expense. Grants related to items of operating expenses are recorded in earnings when received.

Shipping and handling costs

The Company’s classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $333,603 and $491,988 in fiscal 2003 and fiscal 2002, respectively.

The Company’s customers are not charged for shipping and handling costs incurred by the Company prior to transfer of title to the third party shipper under FOB shipping terms.

Employees’ benefits

Mandatory contributions are made by the Moldavian subsidiaries to the Moldavian Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

Stock based compensation

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company follows the intrinsic value model of Accounting Principles Board Opinion (APB) No. 25 in measuring the cost, if any, to be recorded upon the issuance of stock options or stock awards to employees and directors. Under that method, compensation expense is recorded only for any difference between the fair value of the stock on the date the options or awards are granted and the option exercise price or the price paid for the award.

Stock option or share awards issued to other than employees or directors are recorded at their fair value as required by SFAS No. 123.

The Company presently has no stock option plans and has no outstanding stock options. The Company’s net income (loss) and net income (loss) per share would not have been affected if the Company had accounted for stock options or awards issued to employees and directors using the fair value method of SFAS No. 123.

Other income

Other income for the year ended December 31, 2003 consists of the proceeds of the settlement of certain litigation (see Note 12). Other income for the year ended December 31, 2002 represents a gain from the extinguishments of certain liabilities of Grand Slam assumed at the time of the Merger. See Note 3.

Income taxes

Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities arising from temporary differences between income tax and financial reporting basis of assets and liabilities are recorded based on currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $230,281 in fiscal 2003 and a loss of $185,227 in fiscal 2002, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled losses of $83,698 and $158,876 in fiscal 2003 and fiscal 2002, respectively.

Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period. Diluted earnings per share is computed by assuming the issuance of additional shares of common stock (computed using the treasury stock method) for the exercise of outstanding options, warrants or conversion rights.

The Company had no options, warrants or convertible securities outstanding during the year ended December 31, 2002. Diluted earnings per share is the same as basic earnings per share for the year ended December 31, 2003 as the effect of the outstanding common stock warrants (see Note 11) would have been anti-dilutive.

In April 2003, the Company approved a one-for-ten reverse stock split. The reverse stock spit was effectuated on May 12, 2003. Except as noted in Note 1, all share and per share amounts have been retroactively restated.

Financial instruments

The net fair value of all financial assets and liabilities approximates their carrying value.

Recent pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company adopted SFAS No. 144 in fiscal 2002. The adoption of this Statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates the requirement to classify gains and losses from extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company adopted SFAS No. 145 effective fiscal 2003. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in fiscal 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares.

SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated balance sheet.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company adopted FIN 45 in fiscal 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003, the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassification

Certain reclassifications have been made to the December 31, 2002 financial statements in order to conform to the classification used in the current year.

3.	RESTATEMENT

The consolidated statement of operations and comprehensive income (loss) and the consolidated statement of cash flows for the year ended December 31, 2002 have been restated from the previously issued financial statements to correct the accounting for the extinguishment in 2002 of $137,636 of liabilities of Grand Slam assumed at the time of the Merger. The Company had recorded those liabilities at the time of the Merger, but in 2002, as the result of the issues raised in the litigation described in Note 12, reached agreement with the parties to whom these costs were owed not to pay the amounts. In the previously issued 2002 financial statements the extinguishment of those liabilities was recorded as a direct addition to additional paid in capital. The 2002 financial statements have now been restated to correctly treat the extinguishment of these liabilities as other income.

The consolidated financial statements for the year ended December 31, 2002 have been restated to correct the periods for which the Company consolidated the results of operations and cash flows of S.A. Vitis Hincesti. As discussed in Note 4, the Company had a minority investment in S.A. Vitis Hincesti through June 2, 2002, on which date it acquired an additional interest that gave it a controlling financial interest. In the previously issued financial statements the Company accounted for its investment in S.A. Vitis Hincesti using the equity method through March 31, 2002 and had consolidated the results of operations and cash flows of S.A. Vitis Hincesti beginning April 1, 2002. Additionally, the Company had allocated the cost of its interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s December 31, 2001 balance sheet. The 2002 financial statements have now been corrected to account for the Company’s investment in S.A. Vitis Hincesti using the equity method through June 30, 2002 (which is treated as the date of the acquisition of the additional interest for accounting purposes) and consolidate the results of operations and cash flows of S.A. Vitis Hincesti beginning July 1, 2002. The 2002 financial statements have also been restated to reflect the allocation of the cost of the Company’s interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s June 30, 2002 balance sheet.

The consolidated financial statements for the year ended December 31, 2002 have also been restated to correct the computation of the income of the Company’s partially owned subsidiaries attributable to the minority interests in those subsidiaries.

The consolidated financial statements for the year ended December 31, 2002 have also been restated to correct the computation of certain deferred tax liabilities.

The following sets forth the effect of each of these restatements on the net income and net income per share of common stock for the year ended December 31, 2002 (all amounts are net of related tax effects):

	Net income	Net income per common share
Debt extinguishment	$90,838	$0.06
Consolidation of S.A. Vitis Hincesti	—	—
Minority interests	(116,352)	(0.08)
Deferred taxes	(65,171)	(0.04)

Total	$(90,685)	$(0.06)

4.	INVESTMENT IN AND ACQUISITION OF S.A. VITIS HINCESTI

On December 18, 2001, the Company acquired approximately 25% of S.A. Vitis Hincesti winery for $651,296. On March 7, 2002 Asconi S.R.L. acquired an additional 21% of S.A. Vitis-Hincesti for $567,962. During June 2002 Asconi S.R.L. acquired for $139,680 an additional 5% of S.A. Vitis Hincesti through the acquisition of a beneficial interest in an irrevocable trust. The trust provides the Company with all of the rights of ownership of the shares.

Through June 30, 2002 (the date for accounting purposes of the acquisition of the additional 5% interest) the Company accounted for its investment in S.A. Vitis Hincesti using the equity method of accounting. The Company’s share of the net income of S.A. Vitis Hincesti for the period January 1, 2002 to June 30, 2002 was approximately $61,000 and is included in other income. The June 2002 acquisition of the interest in the trust gave the Company a controlling interest in S.A. Vitis Hincesti, and the Company has accounted for that acquisition as the culmination of a step acquisition using the purchase accounting as prescribed by SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The tangible assets and liabilities of S.A. Vitis Hincesti were recorded at their book value, which was determined to equal their fair value.

The following sets forth the components and the allocation of the purchase price:

Components of purchase price

Balance of investment in S.A. Vitis Hincesti previously accounted for under the equity method of accounting	$1,219,258
Purchase of interest in trust	139,680

Total	$1,358,938

Allocation of purchase price

Current assets	$2,115,556
Property, plant and equipment	1,497,992
Other assets	3,657
Goodwill	318,038
Current liabilities	(1,088,261)
Non-current liabilities	(1,488,044)

Total	$1,358,938

In January 2003, the Company purchased for $181,418 an additional 25,380 shares of the common stock of S.A. Vitis Hincesti by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering. The Company was the only stockholder of S.A. Vitis Hincesti to exercise the subscription right, as a result of which its interest in S.A. Vitis Hincesti increased to approximated 61%. The transaction was accounted for as a purchase of minority interest.

The Company made its investments due to S.A. Vitis Hincesti premium location in one of the best grape growing areas of the Republic of Moldova and the types of wines produced. This investment is in line with the Company’s strategy of increasing the share of premium and super-premium wines in the Company’s product portfolio and the objective of entering additional markets.

The net income (loss) and related net income (loss) per share for the years ended December 31, 2002 and 2003 would not have been materially different if the 2002 acquisition of the controlling interest in S. A. Vitis Hincesti or the 2003 purchase of minority interest had taken place on January 1, 2002.

5.	TRADE RECEIVABLES

	December 31,
	2003	2002
Customers outside of Moldova	$2,751,841	$2,162,180
Customers in Moldova	732,486	262,425
Less: allowance for doubtful accounts	(28,595)	(164,445)

	$3,455,732	$2,260,160

Foreign receivables are primarily from the Company’s five largest customers (see Note 17).

6.	ADVANCE PAYMENTS

The Company makes advance payments for raw materials, equipment and services in the ordinary course of business. Advance payments as of December 31, 2003 and 2002 are summarized as follows:

	December 31,
	2003	2002
Grapes and bulk wine	$788,845	$355,374
Other raw materials	463,458	274,736
Rootstocks	122,804	—
Equipment	271,728	46,373
Services	89,017	127,065
Other	84,193	29,545

	$1,820,045	$833,093

7.	INVENTORIES

Inventories are summarized as follows:

	December 31,
	2003	2002
Raw materials	$1,233,770	$775,007
Bulk wine	7,062,209	5,287,993
Bottled wine	376,445	138,521

	$8,672,424	$6,201,521

Inventory in the amount of approximately $4,038,000 is pledged as collateral for loans aggregating $3,523,791 at December 31, 2003.

8.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2003	2002
Land for development of vineyards	$871,013	$47,561
Land and buildings	3,178,533	2,055,046
Machinery and equipment	7,243,236	6,539,300
Other	224,695	189,602

	11,517,477	8,831,509

Less accumulated depreciation	(5,802,097)	(4,994,429)

	$5,715,380	$3,837,080

Property, plant and equipment in the amount of approximately $3,840,000 is pledged as collateral for loans aggregating $3,727,269 at December 31, 2003.

9.	LONG-TERM DEBT

	December 31
	2003	2002
Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 31, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory. Paid off during 2003.	$—	$390,682

Note (credit line) to Universal Bank, Moldova, denominated in U.S. dollars, dated August 8, 2001, due July 31, 2006. Interest rate 12%. Secured by equipment and stock in Orhei Vin. Paid off during 2003.	—	793,712

Note to the Savings Bank, Moldova, denominated in Moldovan Lei, dated December 26, 2002 due March 26, 2003. Interest rate 20%. Secured by bulk wine inventory and stock in Vitis Hincesti. Paid off during 2003.	—	115,757

Note (credit line) to the Savings Bank, Moldova, denominated in U.S. dollars, dated September 17, 2002 due March 13, 2004. Interest rate 11.5%. Secured by bulk wine inventory and stock in Vitis Hincesti. Paid off during 2003.	—	1,200,000

Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 30, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory. Paid off during 2003.	—	227,898

Note (credit line) to Universal Bank, Moldova, denominated in Moldovan Lei, dated February 25, 2002, due January 6, 2003. Interest rate 26%. Secured by bulk wine inventory. Paid off during 2003.	—	621,293

Note to Universal Bank, Moldova, denominated in U.S. dollars, dated May 9, 2002, due January 3, 2003. Interest rate 12%. Secured by bulk wine inventory. Paid off during 2003.	—	150,000

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated May 21, 2003, due August 2004. Interest rate 14%. Secured by bulk wine inventory.	887,613	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated May 21, 2003, due August 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	1,700,000	—

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% as of December 31, 2003 and 2002. Secured by equipment.	75,120	199,561

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated May 21, 2003, due August 2004. Interest rate 14%. Secured by bulk wine inventory.	1,235,628	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated August 21, 2002, refinanced during 2003, due August, 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	800,000	806,009

	December 31
	2003	2002
Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated June 27, 2003, due February 2004. Interest rate 14%. Secured by equipment.	1,023,791	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated September 30, 2002, refinanced during 2003, due February 2004. Interest rate 9%. Secured by equipment.	605,351	701,447

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% at December 31, 2003 and 2002. Secured by equipment.	98,747	514,173

Current maturities of lease obligations	84,919	—

Total Debt	6,511,169	5,720,532

Less (current portion)	(6,511,169)	(4,988,687)

Long-term debt, less current portion	$—	$731,845

Future maturities of long-term debt as of December 31, 2002 are $4,988,687 in 2003 and $731,845 in 2004. All long-term debt as of December 31, 2003 is due in 2004.

10.	LEASE OBLIGATIONS

During 2003, the Company acquired equipment of $242,556 under capital lease obligations. Accumulated amortization of the leased equipment at December 31, 2003 was $15,195 Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2003, are as follows:

	Year Ending December 31,
	2004	$106,578
	2005	66,000
	2006	6,515

Total minimum lease payments		179,093
Less: Amount representing estimated taxes, maintenance, and insurance costs included in total amounts above		(9,351)

Net Minimum lease payments		$169,742
Less: Amounts representing interest		(20,318)

Present value of net minimum lease payments		149,424
Less: Current maturities of capital lease obligations		(84,919)

Long term capital lease obligations		$64,505

11.	SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote. Preferred shares have no voting rights. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On April 22, 2003, the Company’s Board of Directors approved a one-for-ten reverse stock split on the shares of the Company’s common stock effective May 12, 2003. Each shareholder of record on April 22,

2003 received one share of common stock for each ten shares of common stock held. The reverse stock split was effectuated on May 12, 2003. The Company retained the current par value of $.001 per share for all shares of common stock. Except as indicated in Notes 1 and 12, all references in the financial statements to share and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.

On April 22, 2003, the Company’s Board of Directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of the Company’s common stock on the date of the board resolution.

In April and May 2003, the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares of the Company’s common stock for the services to be received. The contracts do not contain “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares was initially recorded based on the market value of the shares when they were issued, and the final valuation of the shares will be computed on that date on which performance is complete. Expense is being recorded over the lives of the contracts on a straight-line basis, with the amount of expense recorded in the periods prior to the completion of performance based on the market price of the shares as of the end of the period in which the expense is recorded. Changes in the value of the common stock, if any, occurring after such interim expense measurements are reflected in the expense recorded in the subsequent period in which that change occurs, and deferred expense, which is presented as a reduction of shareholders’ equity, is adjusted at the end of each period to equal the value of the shares not yet earned on the basis of the market price of the shares at the end of the period. The consulting expense recorded for these contracts for the year ended December 31, 2002 totaled $118,765.

On April 22, 2003, the Company’s Board of Directors approved the issuance of 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The Board of Directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the terms of the Merger. Pursuant to those terms, Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares. However, as a result of the issuance of shares of our common stock to persons other than Messrs. Jitaru and Sirbu, which the Company viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than required under the terms of the Merger. After initiating and later settling litigation over those issuances (see Note 12), the Board of Directors determined that these shares should be issued. The 10,000,000 shares were valued on the basis of the closing price on the date of the Board resolution, resulting in the recording of $40 million of stock issuance expense.

In December 2003, the Company completed a private placement of 259,600 units at an offering price of $5.00 for aggregate gross offering proceeds of $1,298,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $8.52. The warrants are exercisable through December 5, 2006.

12.	SETTLEMENT OF LITIGATION

On July 17, 2001, the Company filed a complaint in the Circuit Court of the Ninth Judicial circuit in and for Orange County, Florida, against Vadim Enikeev, an individual; Serguei Melnik, an individual; La-Sal Capital, Inc., a Florida corporation; Icara, Inc. a Florida corporation, Stoneside Development Limited, a personal services corporation, Goldberg Law Group, PA., a Florida corporation; Glenn E. Goldberg, an individual; Alan S. Lipstein, an individual; George Carapella, an individual; Thomas L. Tedrow, an individual; Larry Eastland, an individual; Robert Klosterman, an individual; and John Does and Jane Does, fictitious parties, the true parties intended to be those individuals or entities liable to plaintiff.

As amended the complaint sought damages for breach of contract (defendants Enikeev, La-Sal, Icara, Goldberg Law Group, Stoneside); rescission (defendants La-Sal, Icara, Goldberg Law Group, Stoneside); breach of fiduciary duty (defendants Enikeev, Melnik, Goldberg Law Group, Goldberg, Eastland and Klosterman); aiding and abetting breach of fiduciary duty (defendants Stoneside, La-Sal, Icara, Goldberg

Law Group, Goldberg, Carapella, Lipstein and Tedrow); declaratory relief (defendants Klosterman and Eastland); civil conspiracy (defendants Enikeev, Melnik, Goldberg, Goldberg Law Group, La-Sal, Icara, Stoneside, Lipstein, Carapella, Tedrow, Eastland and Klosterman); violation of Florida Securities Investors Protection Act (defendants La-Sal, Goldberg Law Group, Stoneside and Icara); fraudulent inducement (defendants Stoneside, La-Sal, Icara, Goldberg Law Group, Goldberg, Carapella, Lipstein and Tedrow).

The Company alleged that defendants Melnik and Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. The Company also alleged that many of the defendants entered into, or facilitated entry into, unapproved “consulting agreements” as a vehicle to justify issuance of the stock, and that the “consultants” provided little or no services to the Company but received stock valued at as much as $11,200,000. The complaint sought monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

In January 2003, three defendants settled the Company’s complaint by paying to the Company cash of $100,000 and notes receivable of $50,000. In June 2003, one additional defendant settled the Company’s complaint by paying to the Company cash of $25,000 and shares of common stock in a company publicly traded in Moldavia having a value of $101,000. The cash and common stock received in these two settlements has been reflected in other income in fiscal 2003, while the value of the notes receivable has been fully reserved due to uncertainties as to realization.

The Company also obtained a default judgment in the amount of $12.8 million against Vadim Enikeev as a result of his failure to appear to defend the complaint. However, the Company has fully reserved the amount of the judgment as it believes that collection is unlikely.

After completing the June 2003 settlement, the Company concluded not to further pursue its complaints against the remaining defendants in light its assessment of the likelihood of success and recovery as compared with the probable costs and duration of such further litigation.

13.	SHAREHOLDER LITIGATION

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred et al vs. Constantin Jitaru, Anatolie Sirbu and Acsoni Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint alleges, inter alia, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cites the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating our financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu. The Company intends to defend itself in this action vigorously. There is no assurance, however, that this matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the litigation is in its early stages, the Company is unable to predict the outcome and has not recorded any liability of any judgment or settlement that may result from the resolution of this matter.

14.	INCOME TAXES

Asconi Corporation files a tax return in the United States. Each of the Company’s Moldova subsidiaries file separate tax returns in Moldova.

The components of income (loss) before income taxes is as follows:

	Year ended December 31,
	2003	2002
United States	$(40,985,173)	$73,027
Foreign	3,798,289	1,196,161

Income (loss) before income taxes	$(37,186,884)	$1,269,188

The provisions for income taxes are as follows:

	Year ended December 31,
	2003	2002
Current tax expense:
Federal	$—	$—
Foreign	283,931	135,674

Total current	283,931	135,674

Deferred tax expense:
Federal	—	—
Foreign	75,342	105,136

Total deferred	75,342	105,136

Total provosion for income taxes	$359,273	$240,810

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss in United States	$14,759,136	$958,685
Less valuation allowance	(14,759,136)	(958,685)

Net deferred tax assets	—	—

Deferred tax liabilities:
Basis difference in fixed assets	(387,511)	(303,510)

Net deferred tax liabilities	$(387,511)	$(303,510)

For the years ended December 31, 2003 and 2002, the Company incurred net operating losses in the United States, and at December 31, 2003 and 2002, the Company had net operating loss carryforwards of approximately $43,409,223 and $2,819,662, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2016. A valuation allowance for the deferred tax asset representing the future benefit of the U.S. net operating loss carryforwards has been recorded as the future realization of these net operating loss carryforwards cannot be deemed to be more likely than not.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Fiscal year ended December 31
	2003	2002
Computed tax at the U.S. and foreign Statutory Rates	$469,203	$299,312
Operating Loss Carryforwards	(14,759,138)	(958,688)
Valuation Allowance	14,759,138	958,688

Provision (benefit) for income taxes	$469,203	$299,312

15.	RELATED PARTY TRANSACTIONS

The Company purchased approximately $1,050,000 and $500,000 of bulk wine from VinExport, a Romanian company, in the fiscal years ended December 31, 2003 and 2002. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each own 30% of the outstanding securities of VinExport. The bulk wine was purchased for the purpose of blending, bottling and selling in the regular course of business primarily throughout 2003 and 2004. Prepayments for bulk wine to VinExport equaled $610,424 and $171,710 as of December 31, 2003 and 2002. VinExport delivers the wine within three months of receipt of prepayments.

In April 2003, the Company entered into a consulting agreement with Iurie Turcan, the brother-in-law of Serguei Melnik, an officer and director of the Company. Under the agreement, Mr. Turcan is to act as the Company’s exclusive distributor for wine and spirits in the Republic of Poland. The agreement is for a term of five years. As compensation for the services to be received, the Company issued Mr. Turcan 100,000 shares of its common stock. See Note 11.

In May 2003, the Company entered into a consulting agreement with Vasile Melnik, the father of Serguei Melnik. Under the agreement, Vasile Melnik is to provide the Company with consulting services relating to the design, construction and renovation of its winery facilities in Moldova. The agreement is for a term of five years. As compensation for the services to be received, the Company issued Vasile Melnik 100,000 shares of our common stock. See Note 11.

16.	PURCHASE COMMITMENTS

At December 31, 2003, the Company had outstanding commitments of $2,421,428 for acquisition of equipment and vine rootstocks, all of which are expected to be incurred in 2004.

17.	SEGMENT AND GEOGRAPHIC INFORMATION

Business Segments

The Company operates as a single business segment; the production and distribution of wine.

Geographic Information

Revenues from sales of wine in the United States and the Republic of Moldova constitute less than 1% of the Company’s total revenues. The following table summarizes the Company’s revenues in different geographic locations:

	2003	2002
Revenues:
Russian Federation	$14,626,913	$10,919,910
Ukraine	653,141	491,831
Belarus	619,267	594,744
Other foreign countries	456,594	774,776

Total	$16,355,915	$12,781,261

Geographic area data is based on product shipment destination. Export sales from the Republic of Moldova as a percentage of revenues were approximately 99% for both 2003 and 2002.

Substantially all long-lived assets of the Company are located in the Republic of Moldova.

Major Customers and Concentrations of Credit Risk

The Company derived approximately 82% and 79% of its revenues in fiscal 2003 and fiscal 2002, respectively from five major customers who distribute the Company’s products throughout the Russian Federation. The following table summarizes the Company’s revenues from sales to these customers:

	2003	2002
Revenues:
Company A	$3,997,000	$3,299,000
Company B	3,596,000	3,097,000
Company C	2,071,000	1,080,000
Company D	2,513,000	2,300,000
Company E	1,240,000	1,258,000

Total	$13,417,000	$11,034,000

Accounts receivable from these five customers aggregated $1,819,041 and $352,637 at December 31, 2003 and 2002, respectively.

18.	SUBSEQUENT EVENTS

United States Securities and Exchange Commission Informal Inquiry. On December 29, 2003, we received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain accounting practices of Asconi. The SEC Denver staff followed up several times on its original questions and we provided, to the best of our ability, all information required to these follow up inquiries. The matters under investigation include, among others, our accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of its investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties or other available remedies. We will also likely continue to incur additional costs related to the investigation including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes.

American Stock Exchange delisting proceedings. From November 4, 2003 until March 24, 2004, our shares of common stock were traded on the American Stock Exchange (AMEX) under the symbol “ACD.” However, effective on March 24, 2004, AMEX suspended the trading in our securities. The last full day our common stock was traded on AMEX was March 23, 2004. The trading suspension came after our March 23, 2004 public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. In that press release we cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to the 2003 fiscal year until we published the restated financial statements. We anticipate regaining currency in our public reporting under the Exchange Act upon filing this annual report as well as amended quarterly reports for the fiscal quarters ended June 30, 2003 and September 30, 2003.

On May 9, 2004, the AMEX staff notified us that it rejected our plan of compliance and commenced delisting proceedings against us. The AMEX staff cited our inability to file our annual report on Form 10-KSB for fiscal 2003 in a timely fashion and comply with our public reporting requirements under the federal securities laws as grounds for delisting under Section 1003(d) of the AMEX Company Guide. In addition, the AMEX staff noted that the AMEX’s inability to rely on our public filings in connection with our initial listing application to have our securities listed on the AMEX constituted another ground for delisting since, in the AMEX staff’s view, it constituted an event or condition that made further dealings by us on AMEX unwarranted as set forth in Section 1002(e) of the AMEX Company Guide.

We intend to appeal the AMEX staff’s delisting determination at an oral hearing before an AMEX Listing Qualifications Panel (AMEX Panel) to demonstrate how we plan to regain compliance with our public reporting and AMEX continued listing requirements. AMEX delisting action has been stayed pending the outcome of our oral hearing with the AMEX panel. If the AMEX Panel does not grant the relief that we request at the oral hearing, our securities could be de-listed from the exchange without further notice. There is no assurance that the AMEX Panel will grant our request. Even if the AMEX Panel grants our request, there can be no assurance that we will execute our plan in a timely manner or in a manner satisfactory to the AMEX Panel. In the event we fail to regain our compliance with the AMEX continued listing requirement, our securities may be subject to delisting from the AMEX.

19.	SELECTED QUARTERLY DATA (UNAUDITED)

As discussed in Note 3, the results of operations for the year ended December 31, 2002 have been restated to correct the accounting for the extinguishment of certain liabilities, the accounting for the investment in and consolidation of S.A. Vitis Hincesti, and the computations of minority interest in net income of subsidiaries and deferred taxes.

Additionally, as discussed in Note 11, in April 2003, the Company issued an aggregate of 10,000,000 shares of its common stock to Constantin Jitaru and Anatolie Sirbu and in connection therewith recorded a charge to income of $40,000,000, in April 2003, the Company awarded 100,000 shares of common stock to Serguei Melnik as compensation, and in April and May 2003, the Company entered into two consulting contracts for which it issued an aggregate of 200,000 shares. The interim financial statements originally issued by the Company for the quarters ended June 30, 2003 and September 30, 2003 did not include the expenses related to these transactions.

The following sets forth unaudited selected financial data for each of the quarters in 2003 and 2002, restated as necessary for the items discussed in the preceding two paragraphs (the net income (loss) per share amounts for the quarters do not equal the net income of loss per share for the years as the results of the effects of changes in the number of shares outstanding in the periods and the effects of rounding):

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$2,435,922	$3,727,308	$4,547,848	$5,644,837
Gross Profit	618,808	1,208,928	1,893,413	2,410,069
Income (loss) from operations	403,978	(39,738,862)	1,329,418	1,344,955
Net income (loss)	$366,884	$(39,800,382)	$875,361	$693,087
Net income (loss) per share	$0.25	$(5.68)	$0.07	$0.06
Weighted average shares outstanding	1,458,669	7,005,074	11,759,135	11,759,135

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$2,627,635	$2,019,488	$3,229,625	$4,904,513
Gross Profit	879,324	601,524	896,581	2,016,480
Income (loss) from operations	488,991	290,656	489,840	357,892
Net income (loss)	$217,851	$58,766	$303,247	$286,492
Net income (loss) per share	$0.15	$0.04	$0.21	$0.25
Weighted average shares outstanding	1,458,669	1,458,669	1,458,669	1,458,669

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)

3.1	Restated Articles of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Purchase Agreement for Common Stock of Registrant.(3)

10.1	General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3, 2001.(4)

10.2	Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000.(4)

10.3	Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)

10.4	Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)

10.5	Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)

10.6	Contract with Estate–Design S.R.L., dated 1999.(4)

10.7	Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

10.8	Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

10.9	Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

10.10	Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

10.11	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001.(5)

10.12	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002.(5)

10.13	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001.(6)

10.14	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002.(6)

10.15	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002.(6)

10.16	Contract No. 010/12/03-IP between Asconi S.R.L. and Bonus-Bord Ltd., dated October 23, 2003.(8)

10.17	Contract No. 1903 with Israel Colonial Food Ltd. dated April 18, 2003.(8)

10.18	Consulting Agreement with Serguei Melnik, dated February 10, 2003.(8)

10.19	Consulting Agreement with Iurie Turcan, dated April 15, 2003.(8)

10.20	Consulting Agreement with Vasile Melnik, dated May, 2003.(8)

10.21	Agreement with Divine Capital Markets, LLC, dated June 1, 2003.(8)

10.22	Consultant Agreement with CEOcast, Inc. dated January 12, 2003.(8)

10.23	Conditional Sale Contract No. CM-106-03 with TF Group LLC, dated November 10, 2003.(8)

10.24	Conditional Sale Contract No. CM-108-03 with Tecno-Food SAS, dated November 10, 2003 with Annex.(8)

10.25	Conditional Sale Contract No. CM 107-03 with TF Group LLC, dated November 10, 2003 with Annex.(8)

10.26	Sales Contract with Vivai Viveros Marchi Company, dated December 7, 2003.(8)

10.27	Sales Contract with Pepinieres Philippe Dayde Montans 81600, dated December 7, 2003.(8)

16.1	Letter of Thomas Leger & Co., LLP, dated August 17, 2003.(7)

21.1	List of Subsidiaries.(4)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. (8)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. (8)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(8)

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.
(3)	Incorporated by reference to our Form 8-K filed on December 18, 2003, file no. 000-23712.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.
(7)	Incorporated by reference to our Form 8-K/A filed on June 4, 2003, file no. 000-23712.
(8)	Filed herewith.