Form 10QSB/A
period 2003-03-31
ASCONI CORP
filed 2004-06-16
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

AMENDMENT No. 1

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

1211 Semoran Boulevard, Suite 141

Casselberry, Florida 32707

(Address of Principal Executive Offices)

(407) 679-9463

(Issuer’s Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2003
Common Stock, $.001 par value	14,586,689

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (the “Form 10-QSB”) of Asconi Corporation. This Amendment No. 1 is being filed to reflect the restatement of the Company’s financial statements for the three months ended March 31, 2003 and 2002, respectively (see Note 3 to the Consolidated Financial Statements), and to revise disclosures and presentations in other parts of the Form 10-QSB to be consistent with the restated financial statements. This Amendment amends and supplements all three Items of Part I and Items 1 and 6 of Part II. All other statements and provisions in the Form 10-QSB have not been updated and remain unchanged.

Cautionary Note Regarding Forward-Looking Statements

This amended quarterly report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this amended quarterly report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should review carefully all information, including the financial statements and the notes to the financial statements included in this amended quarterly report. The following important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this amended quarterly report.

•	the timing, impact and other uncertainties related to pending and future acquisitions by us;

•	the impact of new technologies;

•	changes in laws or rules or regulations of governmental agencies; and

•	currency exchange rate fluctuations.

These factors are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements in this amended quarterly report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this amended quarterly report are made only as of the date of this amended quarterly report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. Investors are advised to consult any further disclosures by us on the subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risk, and certainties or potentially inaccurate assumptions. We cannot assure you that projected results will be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASCONI CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(UNITED STATES DOLLARS)

	MARCH 31, 2003	DECEMBER 31, 2002
	(unaudited)
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and bank balances	$13,469	$47,362
Trade receivables	1,733,563	2,260,160
Inventories	5,555,200	6,201,521
Refundable taxes and tax deposits	674,585	842,502
Advance payments	583,876	833,093

TOTAL CURRENT ASSETS	8,560,693	10,184,638

FIXED ASSETS	3,688,564	3,837,080
GOODWILL	173,006	318,038
OTHER	217,781	13,645

TOTAL ASSETS	$12,640,044	$14,353,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,985,662	$2,182,856
Short-term debt	3,785,881	4,988,687
Taxes payable	53,729	189,307
Accrued and other liabilities	473,596	919,463

TOTAL CURRENT LIABILITIES	6,298,868	8,280,313
LONG-TERM LIABILITIES
LONG-TERM DEBT	911,365	731,845
DEFERRED TAXES	350,924	303,510

TOTAL LIABILITIES	7,561,157	9,315,668

MINORITY INTEREST	1,004,886	1,162,856

SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000 authorized and 14,586,689 outstanding at March 31, 2003 and December 31, 2002	14,587	14,587
Paid in capital	5,508,627	5,508,627
Retained earnings (deficit)	(839,410)	(1,206,294)
Accumulated other comprehensive loss	(609,803)	(442,043)

Total Shareholders’ Equity	4,074,001	3,874,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,640,044	$14,353,401

See notes to consolidated financial statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(restated)	(restated)
Net Sales	$2,435,922	$2,627,635
Cost of Sales	1,817,114	1,748,311

Gross Profit	618,808	879,324
Depreciation and Amortization	135,116	69,086
Selling and Administrative Expenses	79,714	321,247

Income From Operations	403,978	488,991
Interest Expense	130,463	66,103
Other (Income) Loss	(148,067)	—

Income (Loss) Before Income Taxes and Minority Interest	421,582	422,888
Provision for Income Taxes	33,832	109,258
Income (Loss) Before Minority Interest	387,750	313,630

Minority Interest in Income of Subsidiaries	20,866	95,779
Net Income (Loss)	366,884	217,851

Other Comprehensive Income (Loss)
Foreign Currency Translation	(167,760)	(103,546)

Comprehensive Income (Loss)	$199,124	$114,305

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	0.25	0.15

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,458,669	1,458,669

See notes to consolidated financial statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 (UNAUDITED)

(UNITED STATES DOLLARS)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive loss	Total Shareholders’ Equity
Balance at December 31, 2001	14,586,689	$14,587	$5,508,627	$(2,072,651)	$(256,816)	$3,193,747
Comprehensive income (loss):
Net income (loss)	—	—	—	217,851	—	217,851
Foreign Currency Translation	—	—	—	—	(103,546)	(103,546)

Balance at March 31, 2002	14,586,689	$14,587	$5,508,627	$(1,854,800)	$(360,362)	$3,308,052

Balance at December 31, 2002	14,586,689	$14,587	$5,508,627	$(1,206,294)	$(442,043)	$3,874,877
Comprehensive income (loss):
Net income (loss)	—	—	—	366,884	—	366,884
Foreign currency translation	—	—	—	—	(167,760)	(167,760)

Balance at March 31, 2003	14,586,689	$14,587	$5,508,627	$(839,410)	$(609,803)	$4,074,001

See notes to consolidated financial statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$366,884	$217,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,116	69,086
Deferred income taxes	25,610	27,481
Minority interest expense	20,866	95,779
(Increase) decrease in assets:
Trade receivables	526,597	678,992
Advance payments	249,217	(441,060)
Inventories	646,321	85,573
Other	(36,218)	(129,008)
Increase (decrease) in liabilities
Accounts payable	(197,194)	(159,640)
Taxes payable	(135,578)	(14,901)
Accrued and other liabilities	(445,867)	462,067

Net cash provided by operating activities	1,155,754	892,220

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(192,413)	(57,758)
Investment	—	(567,962)

Net cash used in investing activities	(192,413)	(625,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(1,202,806)	543,594
Long-term debt (net)	179,520	(742,868)

Net cash used in financing activities	(1,023,286)	(199,274)

Effect of exchange rate changes on cash	26,052	(40,582)

Net increase (decrease) in cash and cash equivalents	(33,893)	26,644

Cash and cash equivalents, beginning of period	47,362	15,244

Cash and cash equivalents, end of period	$13,469	$41,888

See notes to consolidated financial statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Three Months Ended March 31,
	2003	2002
	(restated)	(restated)
Suplemental Disclosure of Non-cash Investing and Financing Activities

Acquisition of additional interest in S.A. Vitis Hincesti in 2003	$181,418

Suplemental Disclosures of Cash Flow Information
Interest paid	$194,314	$126,525

Taxes paid	$106,550	$1,661

See notes to consolidated financial statements

Asconi Corporation

Notes to Consolidated Financial Statements

(unaudited)

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Asconi Corporation and its subsidiaries (collectively “the Company”) produce, market and sell premium Moldavian wines in countries outside Moldova, with approximately 90% percent of their revenue coming from sales to the Russian Federation.

In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation.

Since Grand Slam had no operations and limited assets at the time of the Merger, Asconi S.R.L. was treated as the continuing entity for accounting purposes, and the Merger was accounted for as (i) the recapitalization of Asconi S.R.L., whereby its previously outstanding common stock was converted into 12,600,000 shares of common stock, par value $.001 per share, and (ii) the issuance by Asconi S.R.L. of 386,689 shares of common stock (the number of shares of common stock of Grand Slam outstanding prior to the Merger) for the net assets of Grand Slam, which were recorded at their book value. The recapitalization of Asconi S.R.L. was accounted for by restating all share and per share amounts. Since Asconi S.R.L. was treated as the continuing entity for accounting purposes, the consolidated financial statements include the results of operations and cash flows for Asconi S.R.L. for all periods presented, and the results of operations and cash flows of Grand Slam from April 12, 2001.

Asconi S.R.L. was founded in 1994 and commenced significant operations in 1999. Asconi S.R.L. acquired a 70% interest in S.A. Fabrica de Vinuri din Puhoi and a 74% interest in S.A. Orhei Vin (74%), both Moldovan entities, in October and December 2000, respectively. The interests were originally acquired by the shareholders of Asconi S.R.L., who subsequently contributed them to Asconi S.R.L. The contribution was recorded based on the historical cost of the interests to the shareholders, $350,000, reduced by the indebtedness of $302,826 incurred in the purchase of the interests for which Asconi S.R.L. assumed responsibility upon the contribution. Those acquisitions were accounted for as purchases.

In December 2001 the Company acquired approximately 25% of S.A. Vitis Hincesti. In March 2002, the Company acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, the Company acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002 the Company accounted for its investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave the Company a controlling interest in S.A. Vitas Hincesti, at which time the Company began to consolidate S.A. Vitis Hincesti. In February 2003 the Company subscribed to a subscription offering by S.A. Vitis Hincesti during February 2003 increasing its ownership in S.A. Vitis Hincesti to approximately 61%. See Note 4.

Coppet Finance Limited was incorporated on February 3, 2003 as a British Virgin Island limited company and as a wholly owned subsidiary of Asconi Holding Company Limited.

The consolidated balance sheets, statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flow included herein are unaudited but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

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

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash on hand, demand deposits with banks, and cash equivalents having original maturities three months or less.

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $31,370 and $164,445 at March 31, 2003 and December 31, 2002, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

• Buildings	2%-4.0%
• Machines and equipment	5%-10%
• Vehicles	10%-20%
• Office equipment	20%-33%

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of March 31, 2003, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company’s classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $57,965 and $117,743 during the three months ended March 31, 2003 and 2002, respectively.

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

Other income

Other income for the three months ended March 31, 2003 consists of the proceeds of the settlement of certain litigation (see Note 11).

Income taxes

Income taxes are determined under the liability method as required by Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”. Under SFAS No. 109, deferred income tax assets and liabilities arising from temporary differences between income tax and financial reporting basis of assets and liabilities are recorded based on currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $167,760 and $103,546 during the three months ended March 31, 2003 and 2002, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled gains of $6,624 and $10,601 during the three months ended March 31, 2003 and 2002, respectively.

Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period. Diluted earnings per share is computed by assuming the issuance of additional shares of common stock (computed using the treasury stock method) for the exercise of outstanding options, warrants or conversion rights.

The Company had no options, warrants or convertible securities outstanding during the three months ended March 31, 2003 and 2002.

In April 2003 the Company approved a one-for-ten reverse stock split. The reverse stock spit was effectuated on May 12, 2003. Earnings per share amounts give retroactive effect to the reverse stock split.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective fiscal 2003.The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company adopted FIN 45 effective fiscal 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassification

Certain reclassifications have been made to the fiscal 2002 financial statements in order to conform to the classification used in the current year.

3	RESTATEMENT

The consolidated statement of operations and comprehensive income (loss) and the consolidated statement of cash flows for the year ended December 31, 2002 have been restated from the previously issued financial statements to correct the accounting for the extinguishment in 2002 of $137,636 of liabilities of Grand Slam assumed at the time of the Merger. The Company had recorded these liabilities at the time of the Merger, but in 2002, as the result of the issues raised in the litigation described in Note 11, reached agreement with the parties to whom these costs were owed not to pay the amounts. In the previously issued 2002 financial statements the extinguishment of those liabilities was recorded as a direct addition to additional paid in capital. The 2002 financial statements have now been restated to correctly treat the extinguishment of these liabilities as other income.

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

These restatements of the consolidated financial statements for the year ended December 31, 2002 had varying effects on the results of operations for each of the quarters in fiscal 2002. The following sets forth the effect of each of these restatements on the net income and net income per share of common stock for the three months ended March 31, 2002 (all amounts are net of related tax effects):

	Net income	Net income per common share
Debt extinguishment	$—	$—
Consolidation of S.A. Vitis Hincesti	—	—
Minority interests	—	—
Deferred taxes	(27,481)	(0.02)

	$(27,481)	(0.02)

The consolidated balance sheets as of March 31, 2003 and December 31, 2002 have been restated from the previously issued financial statements to correct the accounting for the investment in S.A. Vitis Hincesti during the three months ended June 30, 2002. During June 2002 Asconi S.R.L. acquired for $139,680 an additional 5% interest in S.A. Vitis Hincesti through the acquisition of a beneficial interest in an irrevocable trust. The June 2002 acquisition of the interest in the trust increased the Company’s ownership in S.A. Vitis Hincesti to approximately 51% and thus gave the Company the controlling interest in S.A. Vitis Hincesti. In the previously issued financial statements the Company had allocated the cost of its interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s December 31, 2001 balance sheet. The financial statements have been restated to reflect the allocation of the cost of the Company’s interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s June 30, 2002 balance sheet (which is treated as the date of the purchase of the additional interest for accounting purposes). The effect of this restatement was to decreased goodwill and minority interest by $39,981. The restatement had no affect on the results of operations. See Note 4.

The consolidated balance sheet as of March 31, 2003 has also been restated from the previously issued financial statements to correct the accounting for the acquisition of an additional approximate 10% interest in S.A. Vitis Hincesti as a result of the Company’s by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering during February, 2003. As a result of its participation in the offering, the Company increased its ownership in S.A. Vitis Hincesti to approximately 61%. In the previously issued financial statements for the three months ended March 31, 2003, the increase in ownership was recorded without accounting for the resulting changes in goodwill and minority interest. The consolidated balance sheet as of March 31, 2003 has now been restated to correctly treat the transaction as a purchase of minority interest. The effect of this restatement was to decreased goodwill and minority interest by $128,221. The restatement had no affect on the results of operations. See Note 4.

The consolidated financial statements for the three months ended March 31, 2003 have also been restated to correct the computation of certain deferred taxes. This restatement had the effect of decreasing net income and net income per share by $25,610 and $.02, respectively, for the three months ended March 31, 2003.

4.	INVESTMENT IN AND ACQUISITION OF S.A. VITIS HINCESTI

On December 18, 2001 the Company acquired approximately 25% of S.A. Vitis Hincesti winery for $651,296. On March 7, 2002 Asconi S.R.L. acquired an additional approximately 21% of S.A. Vitis-Hincesti for $ 567,962. During June 2002 Asconi S.R.L. acquired for $139,680 an additional approximately 5% of S.A. Vitis Hincesti through the acquisition of a beneficial interest in an irrevocable trust. The trust provides the Company with all of the rights of ownership of the shares.

Through June 30, 2002 (the date for accounting purposes of the acquisition of the additional 5% interest) the Company accounted for its investment in S.A. Vitis Hincesti using the equity method of accounting. The Company’s share of the net loss of S.A. Vitis Hincesti for the three months ended March 31, 2002 was immaterial. The June, 2002 acquisition of the interest in the trust gave the Company a controlling interest in S.A. Vitis Hincesti, and the Company has accounted for that acquisition as the culmination of a step acquisition using the purchase accounting as prescribed by SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. The tangible assets and liabilities of S.A. Vitis Hincesti were recorded at their book value, which was determined to equal their fair value.

The following sets forth the components and the allocation of the purchase price:

Components of purchase price

Balance of investment in S.A. Vitis Hincesti previously accounted for under the equity method of accounting	$1,219,258
Purchase of interest in trust	$139,680

Total	$1,358,938

Allocation of purchase price:

Current assets	$2,115,556
Property, plant and equipment	1,497,992
Other assets	3,657
Goodwill	318,038
Current liabilities	(1,088,261)
Non-current liabilities	(1,488,044)

Total	$1,358,938

In January 2003 the Company purchased for $181,418 an additional 25,380 shares of the common stock of S.A. Vitis Hincesti by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering. The Company was the only stockholder of S.A. Vitis Hincesti to exercise the subscription right, as a result of which its interest in S.A. Vitis Hincesti increased to approximated 61%. The transaction was accounted for as a purchase of minority interest.

The Company made its investments due to S.A. Vitis Hincesti premium location in one of the best grape growing areas of the Republic of Moldova and the types of wines produced. This investment is in line with the Company’s strategy of increasing the share of premium and super-premium wines in the Company’s product portfolio and the objective of entering additional markets.

The net income (loss) and related net income (loss) per share for the three months ended March 31, 2002 and 2003 would not have been materially different if the 2002 acquisition of the controlling interest in S. A. Vitis Hincesti or the 2003 purchase of minority interest had taken place on January 1, 2002.

5	TRADE RECEIVABLES

	March 31, 2003	December 31, 2002
Customers outside of Moldova	$1,655,461	$2,162,180
Customers in Moldova	109,472	262,425
Less: allownace for doubtful accounts	(31,370)	(164,445)

	$1,733,563	$2,260,160

Foreign receivables are primarily from the Company’s five largest customers (see Note 13).

6	ADVANCE PAYMENTS

The Company makes advance payments for raw materials, equipment and services in the ordinary course of business. Advance payments as of March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31, 2003	December 31, 2002
Grapes and bulk wine	$271,581	$355,374
Other raw materials	114,444	274,736
Equipment	14,471	46,373
Services	149,574	127,065
Other	33,806	29,545

	$583,876	$833,093

7	INVENTORIES

Inventories are summarized as follows:

	March 31, 2003	December 31, 2002
Raw and other materials	$770,289	$775,007
Bulk wine	4,598,008	5,287,993
Bottled wine	186,903	138,521

	$5,555,200	$6,201,521

Inventory in the amount of approximately $4,841,292 is pledged as collateral for loans aggregating $3,002,580 at March 31, 2003.

8	PROPERTY, PLANT AND EQUIPMENT

	March 31, 2003	December 31, 2002
Land for development of vineyards	$45,889	$47,561
Land and buildings	2,331,860	2,055,046
Machinery and equipment	6,058,416	6,539,300
Other	148,011	189,602

	8,584,176	8,831,509

Less accumulated depreciation	(4,895,612)	(4,994,429)

	$3,688,564	$3,837,080

Property, plant and equipment in the amount of approximately $2,991,212 is pledged as collateral for loans aggregating $2,099,352 at March 31, 2003.

9.	LONG-TERM DEBT

	March 31, 2003	December 31, 2002
Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 31, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory.	$358,547	$390,682

Note (credit line) to Universal Bank, Moldova, denominated in U.S. Dollars, dated August 8, 2001, due July 31, 2006. Interest rate 12%. Secured by equipment and stock in Orhei Vin.	670,233	793,712

Note to the Savings Bank, Moldova, denominated in Moldovan Lei, dated December 26, 2002 due March 26, 2003. Interest rate 20%. Secured by bulk wine inventory and stock in Vitis Hincesti.	89,637	115,757

Note (credit line) to the Savings Bank, Moldova, denominated in U.S. Dollars, dated September 17, 2002 due March 13, 2004. Interest rate 11.5%. Secured by bulk wine inventory and stock in Vitis Hincesti.	1,029,591	1,200,000

Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 30, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory.	113,425	227,898

Note (credit line) to Universal Bank, Moldova, denominated in Moldovan Lei, dated February 25, 2002, due January 6, 2003. Interest rate 26%. Secured by bulk wine inventory.	443,492	621,293

Note to Universal Bank, Moldova, denominated in U.S. Dollars, dated May 9, 2002, due January 3, 2003. Interest rate 12%. Secured by bulk wine inventory.	142,957	150,000

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% as of December 31, 2003 and 2002. Secured by equipment.	201,676	199,561

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated August 21, 2002, refinanced during 2003, due August, 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	700,000	806,009

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated September 30, 2002, refinanced during 2003, due February 2004. Interest rate 9%. Secured by equipment.	700,000	701,447

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% at December 31, 2003 and 2002. Secured by equipment.	247,688	514,173

Total Debt	4,697,246	5,720,532

Less (current portion)	(3,785,881)	(4,988,687)

Long-term debt, less current portion	$911,365	$731,845

Future maturities of long-term debt as of March 31, 2003 are $911,365 in 2004.

10.	SHAREHOLDERS’ EQUITY

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

11.	SETTLEMENT OF LITIGATION

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

In January 2003 three defendants settled the Company’s complaint by paying to the Company cash of $100,000 and notes receivable of $50,000. The cash and notes received in this settlement have been reflected in other income for the three months ended March 31, 2003.

The Company also obtained a default judgment in the amount of $12.8 million against Vadim Enikeev as a result of his failure to appear to defend the complaint. However, the Company has fully reserved the amount of the judgment, as it believes that collection is unlikely.

After completing the January, 2003 settlement the Company has continued to pursue its complaints against the remaining defendants.

12.	INCOME TAXES

Asconi Corporation files a tax return in the United States. Each of the Company’s Moldova subsidiaries file separate tax returns in Moldova.

The components of income (loss) before income taxes is as follows:

	Three months ended March 31,
	2003	2002
United States	$131,318	$—
Foreign	290,264	422,888

Income (loss) before income taxes	$421,582	$422,888

The provisions for income taxes are as follows:

	Three months ended March 31,
	2003	2002
Current tax expense:
Federal	$—	$—
Foreign	8,222	81,777

Total current	8,222	81,777
Deferred tax expense:
Federal	—	—
Foreign	25,610	27,481

Total deferred	25,610	27,481

Total provision for income taxes	$33,832	$109,258

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2003	2002
Deferred tax assets:
Net operating loss in United States	$914,040	$958,688
Less valuation allowance	(914,040)	(958,688)

Net deferred tax assets	—	—
Deferred tax Liabilities:
Basis difference in fixed assets	(350,924)	(303,510)

Net deferred tax liabilities	$(350,924)	$(303,510)

At March 31, 2003 and December 31, 2002, the Company had net operating loss carryforwards of approximately $2,688,353 and $2,819,662, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2016. A valuation allowance for the deferred tax asset representing the future benefit of the U.S. net operating loss carryforwards has been recorded as the future realization of these net operating loss carryforwards cannot be deemed to be more likely than not.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Three months ended March 31,
	2003	2002
Computed tax at the U.S. and foreign
Statutory Rates	$143,338	$143,782
Operating Loss Carryforwards	(109,506)	(34,524)

Provision (benefit) for income taxes	$33,832	$109,258

13.	SEGMENT AND GEOGRAPHIC INFORMATION

Business Segments

The Company operates as a single business segment that includes the processing of grapes, wine production and aging, wine bottling and distribution.

Geographic Information

Revenues from sales of wine in the United States and the Republic of Moldova constitute less than 1% of the Company’s total revenues. The following table summarizes the Company’s revenues in different geographic locations:

	Three months ended March 31,
	2003	2002
Revenues:
Russian Federation	$2,218,633	$2,362,194
Ukraine	118,677	71,033
Belarus	56,250	58,061
Other foreign countries	42,362	136,347

Total	$2,435,922	$2,627,635

Geographic area data is based on product shipment destination. Export sales from the Republic of Moldova as a percentage of revenues were approximately 99% during both quarters ended March 31, 2003 and 2002.

Substantially all long-lived assets of the Company are located in the Republic of Moldova.

Major Customers and Concentrations of Credit Risk

The Company derived approximately 82% and 88% of its revenues during the three months ended March 31, 2003 and 2002, respectively from five major customers who distribute the Company’s products throughout the Russian Federation.

The following table summarizes the Company’s revenues from sales to these customers:

	Three months ended March 31,
	2003	2002
Revenues:
Company A	$697,122	$1,371,471
Company B	540,011	442,374
Company C	310,473	162,690
Company D	329,625	332,536
Company E	130,770	—

Total	$2,008,001	$2,309,071

Accounts receivable from these five customers aggregated $360,868 and $352,637 at March 31, 2003 and December 31, 2002, respectively.

14.	SUBSEQUENT EVENTS

On April 22, 2003 the Company’s board of directors approved the issuance of 100,000 shares (after the effect of the one-for ten reverse stock split – see Note 10) of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, the value of the shares will be charged to expense as of the date of the award on the basis of the market price of the Company’s common stock on the date of the board resolution.

In April and May, 2003 the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares (after the effect of the one-for ten reverse stock split – see Note 10) of the Company’s common stock for the services to be received. The contracts do not contain “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares will initially be recorded based on the market value of the shares when they were issued, and the final valuation of the shares will be computed on that date on which performance is complete. Expense will be recorded over the lives of the contracts on a straight-line basis, with the amount of expense recorded in the periods prior to the completion of performance based on the market price of the shares as of the end of the period in which the expense is recorded. Changes in the value of the common stock, if any, occurring after such interim expense measurements will reflected in the expense recorded in the subsequent period in which that change occurs.

On April 22, 2003, the Company’s board of directors approved the issuance of an aggregate of 10 million shares (after the effect of the one-for ten reverse stock split – see Note 10) of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April, 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Anatolie Sirbu were to each become the beneficial owners of approximately 46.5% of the issued and outstanding shares of the Company as a result of the Merger. However, as the result of certain issuance which the Company viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11), the board of directors determined that these shares should be issued. The shares issued will be valued on the basis of the closing price on the date of the board resolution, and will result in the recording of $40 million of stock issuance expense in the three months ended June 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In April 2001, we acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares of our common stock. We were formerly known as Grand Slam Treasures, Inc. (“Grand Slam”), and in connection with the Merger we changed our name to Asconi Corporation.

Since Grand Slam had no operations and limited assets at the time of the Merger, Asconi S.R.L. was treated as the continuing entity for accounting purposes, and the Merger was accounted for as (i) the recapitalization of Asconi S.R.L., whereby its previously outstanding common stock was converted into 12,600,000 shares of common stock, par value $.001 per share, and (ii) the issuance by Asconi S.R.L. of 386,689 shares of common stock (the number of shares of common stock of Grand Slam outstanding prior to the Merger for the net assets of Grand Slam, which were recorded at their book value. The recapitalization of Asconi S.R.L. was accounted for by restating all share and per share amounts. Since Asconi S.R.L. was treated as the continuing entity for accounting purposes, the consolidated financial statements include the results of operations and cash flows for Asconi S.R.L. for all periods presented, and the results of operations and cash flows of Grand Slam from April 12, 2001.

Asconi S.R.L. was founded in 1994 and commenced significant operations in 1999. Asconi S.R.L. acquired a 70% interest in S.A. Fabrica de Vinuri din Puhoi and a 74% interest in S.A. Orhei-Vin, both Moldovan entities, in October and December 2000, respectively. The interests were originally acquired by the shareholders of Asconi S.R.L., who subsequently contributed them to Asconi S.R.L. The contribution was recorded based on the historical cost of the interests to the shareholders, $350,000, reduced by the indebtedness of $302,826 incurred in the purchase of the interest for which Asconi S.R.L. assumed responsibility upon their contribution. Those acquisitions were accounted for as purchases.

In December 2001 we acquired approximately 25% of S.A. Vitis Hincesti. On March 7, 2002, we acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, we acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002 we accounted for our investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave us the controlling interest in S.A. Vitis Hincesti, at which time we began to consolidate S.A. Vitis Hincesti. In February 2003 we subscribed to a subscription offering by S.A. Vitis Hincesti, increasing our ownership in S.A. Vitis Hincesti to approximately 61%. See Note 4 of Notes to Consolidated Financial Statements.

The comparability of revenues and certain expenses between certain periods in the year ended December 31, 2002 (“fiscal 2002”) and the comparable periods in the year ended December 31, 2003 (“fiscal 2003”) is adversely affected by the fact that the operating results of S.A. Vitis Hincesti are consolidated in our fiscal 2002 financial statements only for the period from June 2, 2002 to December 31, 2002, but are consolidated in our fiscal 2003 financial statements for the entire year. In order to provide a meaningful discussion of changes in revenues and operating expenses below, we have, in certain discussions, indicated what the revenues or operating expenses would have been on a “pro forma” basis if S.A. Vitis Hincesti had been consolidated for all of fiscal 2002. This indicates how much of the change between the actual fiscal 2002 and fiscal 2003 amounts is due solely to the fact that S.A. Vitis Hincesti was consolidated for only part of the year in fiscal 2002, and we then discuss the changes between the pro forma fiscal 2002 and actual 2003 amounts.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit its customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates.

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

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment.

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carryforwards we have in the United States. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by extent to which we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance of $914,040, the entire amount of, our deferred tax assets (primarily net operating loss carryforwards) in the United States due as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Although our subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). As required by SFAS No. 52, “Foreign Currency Translation”, at the time of such a sale the subsidiary records the revenue in lei on the basis of the exchange rate in effect on the date of the sale. However, if the exchange rate between the lei and the currency in which the sale is denominated changes between the date of the sale and the date the resulting receivable is collected, the amount received, when converted to lei, will be different that the receivable originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations. Foreign currency transaction adjustments totaled gains of $6,624 and $10,601 during the three months ended March 31, 2003 and 2002, respectively. Significant fluctuations in exchange rates could have material affects on future results of operations.

Results of Operations

Three Months Ended March 31, 2003 As Compared To Three Months Ended March 31, 2002

Revenues. Revenues decreased by $191,713 or 7.3% to $2,435,922 for the three months ended March 31, 2003 from $2,627,635 for the three months ended March 31, 2002. The revenues for S.A. Vitis Hincesti for the three months ended March 31, 2002, for which it was not consolidated, were $267,768. On a pro forma basis, assuming S.A. Vitis Hincesti had been consolidated for the three months ended March 31, 2002, revenues decreased from $2,895,403 for the three months ended March 31, 2002 to $2,435,922 for the three months ended March 31, 2003. This decrease in revenues was primarily due to a slight decline in sales together with the foreign currency translation effects of a 4.5% devaluation of Moldovan lei, in relation to the U.S. Dollar, which occurred during the three months ended March 31, 2003. The slight decline in the volume of sales reflects the seasonal fluctuations typical of the wine industry in which sales are generally at their lowest during the first quarter of the calendar year. A decline in sales in this period is not necessarily indicative of sales for the remainder of the year.

Cost of sales. Cost of sales increased by $68,803 or 4.0% to $1,817,114 for the three months ended March 31, 2003 from $1,748,311 for the three months ended March 31, 2002. Gross profit decreased by $260,516 from $879,324 for the three months ended March 31, 2002 to $618,808 for the three months ended March 31, 2003. The gross profit percentage for the three months ended March 31, 2002 was 33.5% as compared to a gross profit percentage of 25.4% for the three months ended March 31, 2003. The decrease in the gross profit percentage reflects the effects of higher prices paid for grapes in the 2002 harvest, from which much of the wine we sold in 2003 was produced, as well as the fact the gross profit percentage will decline when sales decline as certain production costs do no vary directly with the volume of production and sales.

Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2002 the prices we paid for grapes and bulk wine were generally higher than they were in 2001. The grapes and bulk wine purchased in the fall of 2002 will produce wines that will be marketed by us in 2003 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease. Additionally, in response to a shift in consumer preference to red wine we have over the last three years shifted our purchases of grapes and production of wine to increase the percentage that is red wine and decrease the percentage that is white wine. To date this shift in our purchases and production has not adversely affected our gross profit percentages. However, if our decisions concerning the allocation of our purchases of grapes and production of wine between red and white wines fail to match consumer preferences, our gross profit percentage could be adversely affected.

Selling, General and Administrative Expenses. Selling and administrative expenses decreased by $241,533 or 75.2% to $79,714 for the three months ended March 31, 2003 from $321,247 for the three months ended March 31, 2002. The selling and administrative expenses of S. A. Vitis Hincesti for the three months ended March 31, 2002 that were not consolidated were $86,682, as a result of which selling and administrative expenses, on a pro forma basis, were $407,929 for the three months ended March 31, 2002. The decrease of $328,215 in selling and administrative expenses between the three months ended March 31, 2002 on a pro forma basis and the three months ended March 31, 2003 primarily reflects decreases in professional fees and the effects of achieving certain operational efficiencies through the integration of certain functions performed at each operating subsidiary. Our expenses for professional fees decreased because of the elimination in fiscal 2003 of the litigation over the Merger discussed in Note 11 of Notes to Consolidated Financial Statements.

Depreciation and Amortization. Depreciation and amortization expense increased from $69,086 for the three months ended March 31, 2002 to $135,116 for the three months ended March 31, 2003 as the result of additions to our investments in production facilities, including the facilities acquired when we acquired a controlling interest in and began to consolidate S. A. Vitis Hincesti.

Income (loss) from Operations. As a result of the foregoing, our income from operations decreased by $85,013 or 17.4% to $403,978 for the three months ended March 31, 2003 from $488,991 for the three months ended March 31, 2002. This decrease was due to the decrease in sales and gross profits, offset by the decrease in selling and administrative expenses, discussed above.

Interest Expense. Interest expenses increased by $64,360 or 97.36% to $130,463 for the three months ended March 31, 2003 from $66,103 for the three months ended March 31, 2002. This increase was primarily due to additional debt we incurred to support the increased level of our operations, including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $95,779 for the three months ended March 31, 2002 to $20,866 for the three months ended March 31 2003 as the result of higher net income at subsidiaries in which Asconi S.R.L. has larger ownership, such as S.A. Orhei Vin, and lower net income or higher net loss at subsidiaries, in which Asconi S.R.L. has smaller ownership, such as S.A. Vitis Hincesti.

Other Income. Other income increased by $148,067 for the three months ended March 31, 2003 from $0 for the three months ended March 31, 2002. This increase was primarily due to partial litigation settlement (see Note 11 of Notes to Consolidated Financial Statements).

Income Taxes. Income taxes decreased by $75,426 to $33,832 for the three months ended March 31, 2003 from $109,258 for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the net income generated by our operating subsidiaries in Moldova as well as the decrease in the effective tax rate in Moldova from 25% in 2002 to 22% in 2003. Our effective tax rates were 8.0% and 25.8% for the three months ended March 31, 2003 and 2002, respectively. The effective tax rates differ from the statutory rates due principally to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. (see Note 12 of Notes to Consolidated Financial Statements). At March 31, 2003 we have $2,688,353 of net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to those net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income. As a result of the forgoing our net income increased by $149,033 or 68.4% to $366,886 for the three months ended March 31, 2003 from $217,851 for the three months ended March 31, 2002.

Liquidity and Capital Resources

During the three months ended March 31, 2003 and 2002 our operations produced positive cash flows, which we used primarily to invest in the acquisition of interests in S.A. Vitis Hincesti during the three months ended March 31, 2002 and to repay bank loans during the three months ended March 31, 2003.

Cash flows from operations were $1,155,754 for the three months ended March 31, 2003 as compared to the cash flows from operations of 892,220 for the three months ended March 31, 2002. The $263,534 improvement in our operating cash flows from the three months ended March 31, 2002 to the three months ended March 31, 2003 is the result of improvement in our operating results, which improved from net income of $217,851 for the three months ended March 31, 2002 to net income of $366,884 for the three months ended March 31, 2003. The increase in operating cash flows generated by this $149,033 increase in net income was supplemented by aggregate cash inflows of $1,422,135 resulting from lower levels of accounts receivable, inventory and advance payments, and partially offset by aggregate decreases of $778,639 in accounts payable, and accrued and other liabilities.

For the three months ended March 31, 2003 we used $192,413 in investing activities to invest in additional production facilities. We financed these investments using cash lows from operations. We also repaid $1,202,806 of short-term debt, which, net of the increase in long-term debt of $179,520 resulted in use of cash flows for financing activities of $1,023,286.

For the three months ended March 31, 2002 we used $625,720 in investing activities to invest in additional production facilities and purchase additional interests in S.A. Vitis Hincesti. These investments were financed through our cash flows from operations. As a result of repayment of short-term debt and reclassification of long term debt into short term, net total cash used by financing activities was $199,274.

As of March 31, 2003, we had a cash balance of $13,469 and net working capital of $2,261,825. This compares with a cash balance of $47,362 and net working capital of $1,904,325 at December 31, 2002. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2003. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

Subsequent Events

On April 22, 2003 the Company’s board of directors approved the issuance of 100,000 shares (after the effect of the one-for ten reverse stock split – see Note 10 of Notes to Consolidated Financial Statements) of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, the value of the shares, $400,000, will be charged to expense as of the date of the award on the basis of the market price of the Company’s common stock on the date of the board resolution.

In April and May, 2003 the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares (after the effect of the one-for ten reverse stock split – see Note 10 of Notes to Consolidated Financial Statements) of the Company’s common stock for the services to be received. The contracts do not contain “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares will initially be recorded based on the market value of the shares when they were issued, and the final valuation of the shares will be computed on that date on which performance is complete. Expense will be recorded over the lives of the contracts on a straight-line basis, with the amount of expense recorded in the periods prior to the completion of performance based on the market price of the shares as of the end of the period in which the expense is recorded. Changes in the value of the common stock, if any, occurring after such interim expense measurements will be reflected in the expense recorded in the subsequent period in which that change occurs.

On April 22, 2003, the Company’s board of directors approved the issuance of an aggregate of 10 million shares (after the effect of the one-for ten reverse stock split – see Note 10 of Notes to Consolidated Financial Statements) of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April, 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Anatolie Sirbu were to each become the beneficial owners of approximately 46.5% of the issued and outstanding shares of the Company as a result of the Merger. However, as the result of certain issuance which the Company viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11), the board of directors determined that these shares should be issued. The shares issued will be valued on the basis of the closing price on the date of the board resolution, and will result in the recording of $40 million of stock issuance expense in the three months ended June 30, 2003.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in fiscal 2003. The adoption of SFAS No. 146 did not have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our consolidated balance sheet.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R are not expected to have a material impact on our financial position, results of operations, or cash flows.

ITEM 3.	CONTROLS AND PROCEDURES

In connection with the preparation and filing of this amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of May 15, 2003, which was the date on which the original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 was filed. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this subsequent evaluation.

On March 23, 2004, we issued a public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. We cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to fiscal 2003 until we published the restated financial statements. Under the supervision of our audit committee, we inquired into the concerns raised by the SEC staff in its correspondence to us. We noted that the restatements would change, among other things, the accounting for our issuance of ten million shares issued during fiscal 2003 to Constantin Jitaru and Anatolie Sirbu, our named executive officers. The issuance of those shares was disclosed in our December 4, 2003 proxy statement and was ratified by our shareholders at our December, 2003 shareholders’ meeting.

Our March 23, 2004 announcement followed our receipt on March 5, 2004, of a letter from the staff of the SEC containing the SEC Division of Corporation Finance staff’s comments relating to our financial and non-financial disclosures contained in our Registration Statement on Form S-3 filed with the SEC on February 6, 2004, our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and our proxy statement (Schedule l4A) filed December 4, 2003. The SEC staff inquired, among other things, into our accounting treatment of the ten million share issuance. The March 5, 2004 SEC staff letter followed an informal inquiry from the SEC’s Denver regional office requesting voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, 2002 and 2003, including accounting treatment of certain related-party transactions. An informal SEC inquiry is ongoing.

As discussed in Notes 3 and 18 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as the result of our inquiries into the matters raised in the letters from the SEC staff, our fiscal 2002 and interim 2003 financial statements have been restated to correct the manner in which we accounted for (1) the issuance of the ten million shares to Constantin Jitaru and Anatolie Sirbu, (2) the accounting for certain shares issued under consulting and employee stock awards in fiscal 2003, (3) the portion of fiscal 2002 for which our consolidated results of operations included the operations of S.A. Vitis Hincesti, and (4) certain accounting related to the our Merger with Asconi S.R.L. in April 2001. Certain of those restatements affected the financial statements included in this amended Quarterly Report on Form 10-QSB/A.

The evaluation of our disclosure controls and procedures carried out by our management considered whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our fiscal 2002 and interim 2003 financial statements had to be restated. We concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder due to the following reasons:

•	we lacked a chief accounting officer having the necessary level of experience with U.S. generally accepted accounting principles (US GAAP) and SEC reporting;

•	we lacked controls to insure that agreements, contracts and other documents relating to debt and equity transactions, and investments in subsidiaries or investees, including transactions such as those discussed above, were provided to and reviewed by accounting and financial reporting personnel on a timely basis to insure that the financial reporting and disclosure implications of such transactions could be considered and reflected in the financial statements in the proper periods;

•	we lacked controls to insure that actions taken by our board of directors were documented in their minutes on a timely basis to insure that the financial reporting and disclosure implications of such actions could be considered and reflected in the financial statements in the proper periods; and

•	our audit committee was not adequately manned, or sufficiently active in accordance with its charter, including its duties to discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

As a result of these findings, we have determined to take the following steps to improve our disclosure controls and procedures:

•	we will create the position of chief accounting officer who will report both to the chief executive officer and the audit committee, and hire for that position a person having adequate experience in the application of US GAAP and SEC reporting;

•	we will require that all contracts, agreements and other documents relating to debt or equity transactions, acquisition of assets or securities and investments in subsidiaries or investees, including transactions such as those discussed above, be reviewed and approved by the chief accounting officer prior to their execution;

•	we will require that all other material contracts or agreements be (1) in writing, (2) executed only by the chief executive officer or chief financial officer, (3) if not in English, translated into English as soon as practicable after execution, and (4) immediately forwarded to the chief accounting officer and our outside legal counsel;

•	we will require that the chief accounting officer attend all of the meetings of our board of directors to be aware of actions taken by the board of directors that have accounting or disclosure implications, and that the chief accounting officer act as the secretary for the board of director meetings and be responsible for the timely preparation of minutes of those meetings;

•	we will reconstitute our audit committee to, in accordance with its charter, be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules; and

•	we will require our audit committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

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

The amended complaint sought damages for breach of contract (defendants Enikeev, La-Sal, Icara, Goldberg Law Group, Stoneside); rescission (defendants La-Sal, Icara, Goldberg Law Group, Stoneside); breach of fiduciary duty (defendants Enikeev, Melnik, Goldberg Law Group, Goldberg, Eastland and Klosterman); aiding and abetting breach of fiduciary duty (defendants Stoneside, La-Sal, Icara, Goldberg Law Group, Goldberg, Carapella, Lipstein and Tedrow); declaratory relief (defendants Klosterman and Eastland); civil conspiracy (defendants Enikeev, Melnick, Goldberg, Goldberg Law Group, La-Sal, Icara, Stoneside, Lipstein, Carapella, Tedrow, Eastland and Klosterman); violation of Florida Securities Investors Protection Act (defendants La-Sal, Goldberg Law Group, Stoneside and Icara); fraudulent inducement (defendants Stoneside, La-Sal, Icara, Goldberg Law Group, Goldberg, Carapella, Lipstein and Tedrow).

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

In January 2003, three defendants settled the Company’s complaint by paying to the Company cash of $100,000 and notes receivable of $50,000. The cash and notes received in this settlement have been reflected in other income for the quarter ended March 31, 2003.

The Company also obtained a default judgment in the amount of $12.8 million against Vadim Enikeev as a result of his failure to appear to defend the complaint. However, the Company has fully reserved the amount of the judgment, as it believes that collection is unlikely.

After completing the January, 2003 settlement the Company has continued to pursue its complaints against the remaining defendants.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and15d-14 (a) certification by Constantin Jitaru, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: June 15, 2004	/s/ Constantin Jitaru
Constantin Jitaru,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by Constantin Jitaru, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.