Form 10QSB/A
period 2003-06-30
ASCONI CORP
filed 2004-06-16
CIK 847917

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

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended June 30, 2003 (the “Form 10-QSB”) of Asconi Corporation. This Amendment No. 1 is being filed to reflect the restatement of the Company’s financial statements for the six months ended June 30, 2003 and 2002, respectively, (see Note 3 of Notes to the Consolidated Financial Statements) and to revise disclosures and presentations in other parts of the Form 10-QSB to be consistent with the restated financial statements. This Amendment amends and supplements all three Items of Part I and Items 1, 2 and 6 of Part II. All other statements and provisions in the Form 10-QSB have not been updated and remain unchanged.

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

The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “ plan,” “foresee,” “likely,” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

(UNITED STATES DOLLARS)

	JUNE 30, 2003	DECEMBER 31, 2002
	(unaudited)
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and bank balances	$163,388	$47,362
Trade receivables	2,421,919	2,260,160
Marketable Securities	101,000	—
Inventories	5,091,251	6,201,521
Refundable taxes and tax deposits	599,999	842,502
Advance payments	782,248	833,093

TOTAL CURRENT ASSETS	9,159,805	10,184,638

FIXED ASSETS	3,819,966	3,837,080
GOODWILL	181,580	318,038
OTHER	217,463	13,645

TOTAL ASSETS	$13,378,814	$14,353,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,437,864	$2,182,856
Short-term debt	4,018,239	4,988,687
Taxes payable	85,002	189,307
Accrued and other liabilities	763,612	919,463

TOTAL CURRENT LIABILITIES	6,304,717	8,280,313

LONG-TERM LIABILITIES
LONG-TERM DEBT	971,865	731,845
DEFERRED TAXES	347,036	303,510

TOTAL LIABILITIES	7,623,618	9,315,668

MINORITY INTEREST	981,317	1,162,856

SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000 authorized 11,759,135 and 1,459,135 outstanding at June 30, 2003 December 31, 2002	11,759	1,459
Paid in capital	46,411,455	5,521,755
Deferred consulting expense	(483,335)	—
Retained earnings (deficit)	(40,639,792)	(1,206,294)
Accumulated other comprehensive loss	(526,208)	(442,043)

Total Shareholders’ Equity	4,773,879	3,874,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,378,814	$14,353,401

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(restated)	(restated)	(restated)	(restated)
Sales	$3,727,308	$2,019,488	$6,163,230	$4,647,123

Cost of Sales	2,518,380	1,417,964	4,335,494	3,166,275

Gross Profit	1,208,928	601,524	1,827,736	1,480,848

Depreciation and Amortization	195,346	69,086	330,462	138,172
Selling and Administrative expenses	352,444	241,782	432,158	563,029
Stock Issuance Expense	40,000,000	—	40,000,000	—
Stock Compensation Expense	400,000	—	400,000	—

Income From Operations	(39,738,862)	290,656	(39,334,884)	779,647

Interest expense	177,159	167,173	307,622	233,276
Other (Income) Loss	(213,276)	(61,065)	(361,343)	(61,065)

Income (Loss) Before Income Taxes and Minority Interest	(39,702,745)	184,548	(39,281,163)	607,436

Provision for Income Taxes	51,975	55,704	85,807	164,962

Income (Loss) Before Minority Interest	(39,754,720)	128,844	(39,366,970)	442,474

Minority Interest in Income of Subsidiaries	45,662	70,078	66,528	165,857

Net Income (Loss)	(39,800,382)	58,766	(39,433,498)	276,617

Other Comprehensive Income (Loss)—Foreign Currency Translation	83,595	(63,178)	(84,165)	(166,724)

Comprehensive Income (Loss)	$(39,716,787)	$(4,412)	$(39,517,663)	$109,893

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$(5.68)	$0.04	$(9.28)	$0.19

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted	7,005,074	1,458,669	4,247,193	1,458,669

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003 (UNAUDITED)

(UNITED STATES DOLLARS)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive loss	Total Shareholders’ Equity
Balance at December 31, 2001	1,459,135	$1,459	$5,521,755	$(2,072,651)	$(256,816)	$3,193,747
Comprehensive income (loss):
Net income (loss)	—	—	—	276,617	—	276,617
Foreign currency translation	—	—	—	—	(166,724)	(166,724)

Balance at June 30, 2002	1,459,135	$1,459	$5,521,755	$(1,796,034)	$(423,540)	$3,303,640

Balance at December 31, 2002	1,459,135	$1,459	$5,521,755	$(1,206,294)	$(442,043)	$3,874,877
Stock issuance to
Directors and officers	10,000,000	10,000	39,990,000			40,000,000
Stock issuance for
Consulting Services	200,000	200	499,800			500,000
Deferred consulting expense			(483,335)			(483,335)
Stock issuance for
stock compensation	100,000	100	399,900			400,000
Comprehensive income (loss):
Net income (loss)	—	—	—	(39,433,498)	—	(39,433,498)
Foreign currency translation	—	—	—	—	(84,165)	(84,165)

Balance at June 30, 2003	11,759,135	$11,759	$45,928,120	$(40,639,792)	$(526,208)	$4,773,879

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(39,433,498)	$276,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	330,462	138,172
Minority interest expense	66,528	165,857
Stock Issuance Expense	40,000,000	—
Stock Compensation Expense	400,000	—
Deferred income taxes	23,736	27,481
Deferred Consulting Expense	16,665	—
Other - income from settlement	(101,000)	—
(Increase) decrease in assets:
Trade receivables	(161,759)	924,442
Advance payments	50,845	(208,884)
Inventories	1,110,270	1,015,528
Other	(193,958)	(87,610)
Increase (decrease) in liabilities
Accounts payable	(744,992)	(300,640)
Taxes payable	(104,305)	(56,272)
Accrued and other liabilities	(155,851)	(12,292)

Net cash provided by operating activities	1,103,143	1,882,399

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(224,213)	(57,758)
Investment	—	(567,962)
Cash purchased	—	2,921

Net cash used in investing activities	(224,213)	(622,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(970,448)	51,710
Long-term debt (net)	240,020	(1,192,741)

Net cash used in financing activities	(730,428)	(1,141,031)

Effect of exchange rate changes on cash	(32,476)	(43,944)

Net increase in cash and cash equivalents	116,026	74,625

Cash and cash equivalents, beginning of period	47,362	15,244

Cash and cash equivalents, end of period	$163,388	$89,869

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNITED STATES DOLLARS)

	Six Months Ended June 30,
	2003	2002
	(restated)	(restated)
Suplemental Disclosure of Non-cash Investing and Financing Activities
Acquisition of controlling financial interest in S. A. Vitis Hincesti in June, 2002
Non cash consideration paid		$1,219,258
Net non-cash assets acquired		(1,216,337)

Net cash acquired		$2,921

Acquisition of additional interest in S.A. Vitis Hincesti in Febraury 2003	$181,418

Suplemental Disclosures of Cash Flow Information
Interest paid	$389,084	$270,856

Taxes paid	$126,501	$181,343

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

In April, 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split (see Note 10) of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation.

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

In December 2001 the Company acquired approximately 25% of S.A. Vitis Hincesti. In March 2002, the Company acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, the Company acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002 the Company accounted for its investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave the Company a controlling interest in S.A. Vitis Hincesti, at which time the Company began to consolidate S.A. Vitis Hincesti. In February 2003 the Company subscribed to a subscription offering by S.A. Vitis Hincesti during February 2003 increasing its ownership in S.A. Vitis Hincesti to approximately 61%. See Note 4.

Coppet Finance Limited was incorporated on February 3, 2003 as a British Virgin Island limited company and as a wholly owned subsidiary of Asconi Holding Company Limited.

The consolidated balance sheets, statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flow included herein are unaudited but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results for interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei Vin, Coppet Finance Limited, and, since June, 2002, S.A. Vitis Hincesti. All material intercompany balances and transactions have been eliminated.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $31,185 and $164,445 at June 30, 2003 and December 31, 2002, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

• Buildings	2% - 4.0%

• Machines and equipment	5% - 10%

• Vehicles	10% - 20%

• Office equipment	20% - 33%

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of June 30, 2003, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company’s classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $55,139 and $12,975 for the three months ended June 30, 2003 and 2002, respectively, and $113,104 and $130,718 for the six months ended June 30, 2003 and 2002, respectively.

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

Other income

Other income for the three and six months ended June 30, 2003 consists of the proceeds of the settlement of certain litigation (see Note 11). Other income for the three and six months ended June 30, 2002 consists of the Company’s share of the net income of S.A. Vitis Hincesti for the three months ended June 30, 2002.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $83,594 for the three months ended June 30, 2003 and a loss of $63,178 for the three months ended June 30, 2002, and losses of $84,165 and $166,724 for the six months ended June 30, 2003 and 2002.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled losses of $133,498 and $48,105 for the three months ended June 30, 2003 and 2002, respectively, and losses of $126,874 and $37,504 for the six months ended June 30, 2003 and 2002.

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

The Company had no options, warrants or convertible securities outstanding during the three and six months ended June 30, 2003 and 2002.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain costs Incurred in a Restructuring)”. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as apposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective fiscal 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within SFAS No. 150’s scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS No. 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer’s equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company’s consolidated balance sheet.

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

These restatements of the consolidated financial statements for the year ended December 31, 2002 had varying effects on the results of operations for each of the quarters in fiscal 2002. The following sets forth the effect of each of these restatements on the net income and net income per share of common stock for the three and six months ended June 30, 2002 (all amounts are net of related tax effects):

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Net income	Net income per common share	Net income	Net income per common share
Debt extinguishment	$—	$—	$—	$—
Consolidation of S.A. Vitis Hincesti	—	—	—	—
Minority interests	—	—	—	—
Deferred taxes	(27,481)	(0.02)	(54,962)	(0.04)

	$(27,481)	$(0.02)	$(54,962)	$(0.04)

The consolidated balance sheets as of June 30, 2003 and December 31, 2002 have been restated from the previously issued financial statements to correct the accounting for the investment in S.A. Vitis Hincesti during the quarter ended June 30, 2002. During June 2002 Asconi S.R.L. acquired for $139,680 an additional 5% interest in S.A. Vitis Hincesti through the acquisition of a beneficial interest in an irrevocable trust. The June 2002 acquisition of the interest in the trust increased the Company’s ownership in S.A. Vitis Hincesti to approximately 51% and thus gave the Company the controlling interest in S.A. Vitis Hincesti. In the previously issued financial statements the Company had allocated the cost of its interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s December 31, 2001 balance sheet. The financial statements have been restated to reflect the allocation of the cost of the Company’s interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s June 30, 2002 balance sheet (which is treated as the date of he additional interest for accounting purposes). The effect of this restatement was to decreased goodwill and minority interest by $39,981. See Note 4.

The restatement had no affect on the results of operations. See Note 4.

The consolidated balance sheet as of June 30, 2003 has also been restated from the previously issued financial statements to correct the accounting for the acquisition of an additional approximate 10% interest in S.A. Vitis Hincesti as a result of the Company’s by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering during February 2003. As a result of its participation in the offering, the Company increased its ownership in S.A. Vitis Hincesti to approximately 61%. In the previously issued financial statements for the three months ended June 30, 2003, the increase in ownership was recorded without accounting for the resulting changes in goodwill and minority interest. The consolidated balance sheet as of June 30, 2003 has now been restated to correctly treat the transaction as a purchase of minority interest. The effect of this restatement was to decreased goodwill and minority interest by $128,221. The restatement had no affect on the results of operations. See Note 4.

The consolidated financial statements for the three months ended June 30, 2003 have been restated from the previously issued financial statements to correct the accounting for the issuance of 10.3 million shares issued by the Company during the quarter ended June 30, 2003.

On April 22, 2003, the Company’s board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April 2001 Merger between Grand Slam and Asconi S.R.L. In the previously issued financial statements for the three months ended June 30, 2003, the issuance of these shares was recorded as an addition to common stock and as a reduction of additional paid in capital. The financial statements for the three months ended June 30, 2003 have now been restated to record the issuance of the shares as stock issuance expense in the consolidated statement of operations and comprehensive income. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense. See Note 10.

On April 22, 2003 the Company’s board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. In the previously issued financial statements for the three months ended June 30, 2003, the issuance of these shares was recorded as an addition to common stock and as a reduction of additional paid in capital. The financial statements for the three months ended June 30, 2003 have now been restated to record the issuance of the shares as stock compensation expense in the consolidated statement of operations and comprehensive income. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $400,000 of stock compensation expense. See Note 10.

In April and May 2003 the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares of the Company’s common stock for the services to be received. In the previously issued financial statements for the three months ended June 30, 2003, the issuance of these shares was recorded as an addition to common stock and as a reduction of additional paid in capital. The financial statements for the three months ended June 30, 2003 have now been restated to record the issuance of the shares in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares was initially recorded based on the market value of the shares when they were issued, and expense is being recorded over the lives of the contracts based on the values of the shares of common stock as they are deemed earned, which is on a ratable basis over the lives of the contracts. Deferred expense, which is presented as a reduction of shareholders’ equity, is adjusted at the end of each period to equal the value of the shares not yet earned on the basis of the market price of the shares at the end of the period. See Note 10.

The consolidated financial statements for the three and six months ended June 30, 2003 have also been restated to correct the computation of certain deferred taxes.

The following sets forth the effect of each of these restatements on the net income and net income per share of common stock for the three months and the six months ended June 30, 2003 (all amounts are net of related tax effects):

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Net income	Net income per common share	Net income	Net income per common share
Issuance of 10,000,000 shares	$(40,000,000)	$(5.71)	$(40,000,000)	$(9.42)
Issuance of 100,000 shares	(400,000)	(0.06)	(400,000)	(0.09)
Issuance of 200,000 shares	(16,665)	—	(16,665)	—
Deferred taxes	(23,736)	—	(49,346)	(0.01)

	$(40,440,401)	$(5.77)	$(40,466,011)	$(9.52)

4.	INVESTMENT IN AND ACQUISITION OF S.A. VITIS HINCESTI

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

Through June 30, 2002 (the date for accounting purposes of the acquisition of the additional 5% interest) the Company accounted for its investment in S.A. Vitis Hincesti using the equity method of accounting. The Company’s share of the net income of S.A. Vitis Hincesti during the three and six months ended June 30, 2002 was approximately $61,000 and is included in other income.

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

In January 2003 the Company purchased for $181,418 an additional 25,380 shares of the common stock of S.A. Vitis Hincesti by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering. The Company was the only stockholder of S.A. Vitis Hincesti to exercise the subscription right, as a result of which its interest in S.A. Vitis Hincesti increased to approximately 61%. The transaction was accounted for as a purchase of minority interest.

The Company made its investments due to S.A. Vitis Hincesti premium location in one of the best grape growing areas of the Republic of Moldova and the types of wines produced. This investment is in line with the Company’s strategy of increasing the share of premium and super-premium wines in the Company’s product portfolio and the objective of entering additional markets.

The net income (loss) and related net income (loss) per share for the six months ended June 30, 2002 and 2003 would not have been materially different if the 2002 acquisition of the controlling interest in S. A. Vitis Hincesti or the 2003 purchase of minority interest had taken place on January 1, 2002.

5.	TRADE RECEIVABLES

	June 30, 2003	December 31, 2002
Customers outside of Moldova	$1,566,992	$2,162,180
Customers in Moldova	886,112	262,425
Less: allownace for doubtful accounts	(31,185)	(164,445)

	$2,421,919	$2,260,160

Foreign receivables are primarily from the Company’s five largest customers (see Note 13).

6.	ADVANCE PAYMENTS

The Company makes advance payments for raw materials, equipment and services in the ordinary course of business. Advance payments as of June 30, 2003 and December 31, 2002 are summarized as follows:

	June 30, 2003	December 31, 2002
Grapes and bulk wine	$253,239	$355,374
Other raw materials	279,701	274,736
Equipment	23,138	46,373
Services	157,478	127,065
Other	68,692	29,545

	$782,248	$833,093

7.	INVENTORIES

Inventories are summarized as follows:

	June 30, 2003	December 31, 2002
Raw and other materials	$753,590	$775,007
Bulk wine	4,124,673	5,287,993
Bottled wine	212,988	138,521

	$5,091,251	$6,201,521

Inventory in the amount of approximately $3,451,125 is pledged as collateral for loans aggregating $3,329,026 at June 30, 2003.

8.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2003	December 31, 2002
Land for development of vineyards	$47,042	$47,561
Land and buildings	2,448,180	2,055,046
Machinery and equipment	6,321,367	6,539,300
Other	150,673	189,602

	8,967,262	8,831,509
Less accumulated depreciation	(5,147,296)	(4,994,429)

	$3,819,966	$3,837,080

Property, plant and equipment in the amount of approximately $3,014,087 is pledged as collateral for loans aggregating $2,261,838 at June 30, 2003.

9.	LONG-TERM DEBT

	June 30 2003	December 31 2002
Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 31, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory. Paid off during 2003.	$—	$390,682

Note (credit line) to Universal Bank, Moldova, denominated in U.S. Dollars, dated August 8, 2001, due July 31, 2006. Interest rate 12%. Secured by equipment and stock in Orhei Vin. Paid off during 2003.	46,126	793,712

Note to the Savings Bank, Moldova, denominated in Moldovan Lei, dated December 26, 2002 due March 26, 2003. Interest rate 20%. Secured by bulk wine inventory and stock in Vitis Hincesti. Paid off during 2003.	—	115,757

Note (credit line) to the Savings Bank, Moldova, denominated in U.S. Dollars, dated September 17, 2002 due March 13, 2004. Interest rate 11.5%. Secured by bulk wine inventory and stock in Vitis Hincesti. Paid off during 2003.	—	1,200,000

Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 30, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory. Paid off during 2003.	—	227,898

Note (credit line) to Universal Bank, Moldova, denominated in Moldovan Lei, dated February 25, 2002, due January 6, 2003. Interest rate 26%. Secured by bulk wine inventory. Paid off during 2003.	—	621,293

Note to Universal Bank, Moldova, denominated in U.S. Dollars, dated May 9, 2002, due January 3, 2003. Interest rate 12%. Secured by bulk wine inventory. Paid off during 2003.	22,345	150,000

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan Lei, dated May 21, 2003, due August 2004. Interest rate 14%. Secured by bulk wine inventory.	666,347	—

	June 30 2003	December 31 2002
Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated May 21, 2003, due August 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	1,424,661	—

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% as of December 31, 2003 and 2002. Secured by equipment.	165,958	199,561

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan Lei, dated May 21, 2003, due August 2004. Interest rate 14%. Secured by bulk wine inventory.	924,898	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated August 21, 2002, refinanced during 2003, due August 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	420,995	806,009

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan Lei, dated June 27, 2003, due February 2004. Interest rate 14%. Secured by equipment.	500,000	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated September 30, 2002, refinanced during 2003, due February 2004. Interest rate 9%. Secured by equipment.	643,680	701,447

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% at December 31, 2003 and 2002. Secured by equipment.	175,094	514,173

Total Debt	4,990,104	5,720,532
Less (current portion)	(971,865)	(4,988,687)

Long-term debt, less current portion	$4,018,239	$731,845

Future maturities of long-term debt as of December 31, 2002 are $4,988,687 in 2003 and $731,845 in 2004. Future maturities of long-term debt as of June 30, 2003 are $4,990,104 before June 30, 2004 and $971,865 before December 31, 2004.

10.	SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote; preferred shares have no voting rights. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On April 22, 2003, the Company’s board of directors approved a one-for-ten reverse stock split on the shares of the Company’s common stock effective May 12, 2003. Each shareholder of record on April 22, 2003 received one share of common stock for each ten shares of common stock held. The reverse stock split was effectuated on May 12, 2003. The Company retained the current par value of $.001 per share for all shares of common stock. Except as indicated in Notes 1 and 11, all references in the financial statements to share and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.

On April 22, 2003 the Company’s board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of the Company’s common stock on the date of the board resolution, resulting in the recording of $400,000 of stock compensation expense.

In April and May 2003 the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares of the Company’s common stock for the services to be received. The contracts do not contain a “performance commitment” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares was initially recorded based on the market value of the shares when they were issued, and expense is being recorded over the lives of the contracts based on the values of the shares of common stock as they are deemed earned, which is on a ratable basis over the lives of the contracts. Deferred expense, which is presented as a reduction of shareholders’ equity, is adjusted at the end of each period to equal the value of the shares not yet earned on the basis of the market price of the shares at the end of the period. The consulting expense recorded for these contracts for the three months ended June 30, 2003 totaled $16,665.

On April 22, 2003, the Company’s board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April, 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Anatolie Sirbu were to each become the beneficial owners of approximately 46.5% of the issued and outstanding shares of the Company as a result of the Merger. However, as the result of certain issuance which the Company viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11), the board of directors determined that these shares should be issued. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense.

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

In January 2003 three defendants settled the Company’s complaint by paying to the Company cash of $100,000 and notes receivable of $50,000. In June 2003, one additional defendant settled the Company’s complaint by paying to the Company cash of $25,000 and shares of common stock in a company publicly traded in the United States having a value of $101,000. The cash and common stock received in the second settlement was in other income for the quarter ended June 30, 2003.

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

12.	INCOME TAXES

Asconi Corporation files a tax return in the United States. Each of the Company’s Moldova subsidiaries file separate tax returns in Moldova.

The components of income (loss) before income taxes are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
United States	$(40,318,485)	$—	$(40,187,167)	$—
Foreign	615,740	184,548	906,004	607,436

Income (loss) before income taxes	$(39,702,745)	$184,548	$(39,281,163)	$607,436

The provisions for income taxes are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Current tax expense:
Federal	$—	$—	$—	$—
Foreign	28,239	28,223	36,461	110,000

Total current	28,239	28,223	36,461	110,000

Deferred tax expense:
Federal	—	—	—	—
Foreign	23,736	27,481	49,346	54,962

Total deferred	23,736	27,481	49,346	54,962

Total provision for income taxes	$51,975	$55,704	$85,807	$164,962

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2003	December 31, 2002
Deferred tax assets:
Net operating loss in United States	$14,666,973	$958,688
Less valuation allowance	(14,666,973)	(958,688)

Net deferred tax assets	—	—
Deferred tax Liabilities:
Basis difference in fixed assets	(347,036)	(303,510)

Net deferred tax liabilities	$(347,036)	$(303,510)

At June 30, 2003 and December 31, 2002, the Company had net operating loss carryforwards of approximately $43,138,156 and $2,819,662, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2016. A valuation allowance for the deferred tax asset representing the future benefit of the U.S. net operating loss carryforwards has been recorded as the future realization of these net operating loss carryforwards cannot be deemed to be more likely than not.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Computed tax at the U.S. and foreign
Statutory Rates	$209,352	$62,746	$352,690	$206,528
Operating Loss Carryforwards	(157,377)	—	(266,883)	(34,524)
Valuation Allowance	—	(7,042)	—	(7,042)

Provision (benefit) for income taxes	$51,975	$55,704	$85,807	$164,962

13.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic Information

Revenues from sales of wine in the United States and the Republic of Moldova constitute less than 1% of the Company’s total revenues. The following table summarizes the Company’s revenues in different geographic locations:

	Six months ended June 30,
	2003	2002
Revenues:
Russian Federation	$5,652,670	$3,763,030
Ukraine	281,815	160,646
Belarus	123,470	216,257
Other countries	105,275	507,190

Total	$6,163,230	$4,647,123

Geographic area data is based on product shipment destination. Export sales from the Republic of Moldova as a percentage of revenues were approximately 99% for both the six months ended June 30, 2003 and 2002.

Substantially all long-lived assets of the Company are located in the Republic of Moldova.

Major Customers and Concentrations of Credit Risk

The Company derived approximately 78% and 76% of its revenues in six months ended June 30, 2003 and 2002, respectively, from five major customers who distribute the Company’s products throughout the Russian Federation.

The following table summarizes the Company’s revenues from sales to these customers:

	Six months ended June 30,
	2003	2002
Revenues:
Company A	$1,612,132	$1,956,843
Company B	1,245,501	616,852
Company C	793,905	442,290
Company D	637,344	524,978
Company E	544,116	—

Total	$4,832,998	$3,540,963

Accounts receivable from these five customers aggregated $443,524 and $352,637 at June 30, 2003 and December 31, 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In April 2001, we acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April 2003 one-for-ten reverse stock split (see Note 10 of Notes to Consolidated Financial Statements)) of our common stock. We were formerly known as Grand Slam Treasures, Inc. (“Grand Slam”), and in connection with the Merger we changed our name to Asconi Corporation.

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

The comparability of revenues and certain expenses between certain periods in the year ended December 31, 2002 (“fiscal 2002”) and the comparable periods in the year ended December 31, 2003 (“fiscal 2003”) is adversely affected by the fact that the operating results of S.V. Vitis Hincesti are consolidated in our fiscal 2002 financial statements only for the period from June 2, 2002 to December 31, 2002, but are consolidated in our fiscal 2003 financial statements for the entire year. In order to provide a meaningful discussion of changes in revenues and operating expenses below, we have, in certain discussions, indicated what the revenues or operating expenses would have been on a “pro forma” basis if S.A. Vitis Hincesti had been consolidated for all of fiscal 2002. This indicates how much of the change between the actual fiscal 2002 and fiscal 2003 amounts is due solely to the fact that S.A. Vitis Hincesti was consolidated for only part of the year in fiscal 2002, and we then discuss the changes between the pro forma fiscal 2002 and actual 2003 amounts.

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

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carryforwards we have in the United States. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by extent to which we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance of $14,666,973, the entire amount of, our deferred tax assets (primarily net operating loss carryforwards) in the United States due as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Although our subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). As required by SFAS No. 52, “Foreign Currency Translation”, at the time of such a sale the subsidiary records the revenue in lei on the basis of the exchange rate in effect on the date of the sale. However, if the exchange rate between the lei and the currency in which the sale is denominated changes between the date of the sale and the date the resulting receivable is collected, the amount received, when converted to lei, will be different that the receivable originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations. Such losses totaled $133,498 and $48,105 for the three months ended June 30, 2003 and 2002, respectively, and $126,874 and $37,504 for the six months ended June 30, 2003 and 2002, respectively.

Results Of Operations

Three Months Ended June 30, 2003 As Compared To Three Months Ended June 30, 2002

Revenues. Revenues increased by $1,707,820 or 84.6% to $3,727,308 for the three months ended June 30, 2003 from $2,019,488 for the three months ended June 30, 2002. The revenues for S.A. Vitis Hincesti for the three months ended June 30, 2002 for which it was not consolidated accounted for $901,645 of that change. On a pro forma basis, assuming S.A. Vitis Hincesti had been consolidated for the three months ended June 30, 2002, revenues increased from $2,921,133 for the three months ended June 30, 2002 to $3,727,308 for the three months ended June 30, 2003. That increase was primarily due to a decrease in the percentage of the total sales representing sales of bulk wine, and an increase in the average per case price of wine sold bottled. On a pro forma basis case sales remained essentially unchanged at approximately 300,000 cases for the three months ended June 30, 2002 and 2003. However, the three months ended June 30, 2002 amount includes approximately 167,737 equivalent cases of wine sold in bulk by S. A. Vitis Hincesti during that period, while bulk wine sales for the three months ended June 30, 2003 were minimal. Our price per equivalent case is higher for bottled wine than for wine sold in bulk, and we therefore earn a higher profit margin on sales of bottled wine than on sales of bulk wine. In fiscal 2002 S.A. Vitis Hincesti sold wine in bulk because orders from its distributors were less than its production. However, S.A. Vitis Hincesti’s acquisition by us in the second half of fiscal 2002 gave that company access to our distribution channels and marketing programs, as a result of which it was able (after satisfying certain outstanding bulk wine orders) to essentially eliminate bulk wine sales. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $1,100,416 or 77.6% from $1,417,964 for the three months ended June 30, 2002 to $2,518,380 for the three months ended June 30, 2003. Gross profit increased by $607,404 from $601,524 for the three months ended June 30, 2002 to $1,208,928 for the three months ended June 30, 2003. The gross profit percentages were 29.8% and 32.4% for the three months ended June 30, 2002 and 2003, respectively. The gross profit percentage increased for the three months ended June 30, 2003 from the gross profit percentage for the three months ended June 30, 2002 primarily as the result of the increase in sales, as certain costs of production and sales do not vary directly with the volume of production and sales. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2002 the prices we paid for grapes and bulk wine were generally higher than they were in 2001. The grapes and bulk wine purchased in the fall of 2002 will produce wines that will be marketed by us in 2003 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses increased by $110,662 or 45.8% from $241,782 for the three months ended June 30, 2002 to $352,444 for the three months ended June 30, 2003. The selling and administrative expenses of S. A. Vitis Hincesti for the three months ended June 30, 2002 that it was not consolidated were $109,904, as a result of which selling and administrative expenses, on a pro forma basis, were $351,686 for the three months ended June 30, 2002. Therefore, on a pro forma basis, selling and administrative expenses were essentially unchanged.

Depreciation and Amortization. Depreciation and amortization expense increased from $69,086 for the three months ended June 30, 2002 to $195,346 for the three months ended June 30, 2003 as the result of additions to our investments in production facilities, including the facilities acquired when we acquired a controlling interest in and began to consolidate S. A. Vitis Hincesti.

Stock Issuance Expense. On April 22, 2003, our board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares as a result of the Merger. However, as the result of certain issuance which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11 of Notes to Consolidated Financial Statements), the board of directors determined that these shares should be issued. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense. This expense was non-cash in nature, and is not expected to recur at this level.

Stock Compensation Expense. On April 22, 2003 our board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of our common stock on the date of the board resolution, resulting in $400,000 of stock compensation expense. This expense was non-cash in nature, and is not expected to recur at this level.

Income (loss) from Operations. As a result of the foregoing, we incurred a $39,702,745 loss from operations for the three months ended June 30, 2003 compared to $184,548 income from operations for the three months ended June 30, 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $697,255 for the three months ended June 30, 2003, an increase of $512,707, or 278%, from our income from operations for the three months ended June 30, 2002. This increase would have been the result of the increases in revenues and gross profit discussed above.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $70,078 for the three months ended June 30, 2002 to $45,662 for the three months ended June 30, 2003 as the result of the higher net income of wholly owned subsidiaries Asconi S.R.L. and Coppet Finance and lower net income in subsidiaries with lower ownership by the parent such as S.A. Orhei Vin.

Interest Expense. Interest expense increased by $9,986 or 6.00% from $167,173 for the three months ended June 30, 2002 to $177,159 for the three months ended June 30, 2003. This increase was primarily due to additional debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Income Taxes. Income taxes decreased from $55,704 for the three months ended June 30, 2002 to $51,975 for the three months ended June 30, 2003. Our effective tax rates were 19.2% for the three months ended June 30, 2002 and a negative 0.1% for the three months ended June 30, 2003. The effective tax rates differ from the statutory rates due to foreign taxes and other items (see Note 12 of Notes to Consolidated Financial Statements). At June 30, 2003 we have $43,138,156 of net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to those net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, we incurred a net loss of $39,800,382 for the three months ended June 30, 2003 compared to net income of $58,766 for the three months ended June 30, 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income would have been $599,618 for the three months ended June 30, 2003, an increase of $540,852, or 920% from our net income for the three months ended June 30, 2002. This increase would have principally been the result of the increases in revenues and gross profit discussed above.

Six Months Ended June 30, 2003 As Compared To Six Months Ended June 30, 2002

Revenues. Revenues increased by $1,516,107 or 32.6% from $4,647,123 for the six months ended June 30, 2002 to $6,163,230 for the six months ended June 30, 2003. The revenues for S.A. Vitis Hincesti for the six months ended June 30, 2002 for which it was not consolidated accounted for $1,169,413 of that change. On a pro forma basis, assuming S.A. Vitis Hincesti had been consolidated for the six months ended June 30, 2002, revenues increased from $5,816,536 for the six months ended June 30, 2002 to $6,163,230 for the six months ended June 30, 2003. The increase in revenues took place entirely in the three months ended June 30, 2003, as sales for the three months ended March 31, 2003 were slightly lower than those for the three months ended March 31, 2002. As discussed above, that increase was primarily due to a decrease in the percentage of the total sales representing sales of bulk wine, and an increase in the average per case price of wine sold bottled. On a pro forma basis case sales decreased from approximately 700,000 cases for the six months ended June 30, 2002 to approximately 600,000 cases for the six months ended June 30, 2003. However, the six months ended June 30, 2002 amount includes approximately 196,100 equivalent cases of wine sold in bulk by S. A. Vitis Hincesti during that period, while bulk wine sales for the six months ended June 30, 2003 were minimal. Our price per equivalent case is higher for bottled wine than for wine sold in bulk, and we therefore earn a higher profit margin on sales of bottled wine than on sales of bulk wine. In fiscal 2002 S.A. Vitis Hincesti sold wine in bulk because orders from its distributors were less than its production. However, S.A. Vitis Hincesti’s acquisition by us in the second half of fiscal 2002 gave that company access to our distribution channels and marketing programs, as a result of which it was able (after satisfying certain outstanding bulk wine orders) to essentially eliminate bulk wine sales.

Cost of Sales and Gross Profit. Cost of sales increased by $1,169,219 or 36.9% from $3,166,275 for the six months ended June 30, 2002 to $4,335,494 for the six months ended June 30, 2003. Gross profit increased by $346,888 from $1,480,848 for the six months ended June 30, 2002 to $1,827,736 for the six months ended June 30, 2003. The gross profit percentages were 31.9% and 29.7% for the six months ended June 30, 2002 and 2003, respectively. The gross profit percentage decreased for the six months ended June 30, 2003 from the gross profit percentage for the six months ended June 30, 2002 primarily as the result of a decline in sales in the quarter ended March 31, 2003, which caused the gross profit percentage for that period to decline to 25.4% compared to a gross profit percentage of 33.5% for the three months ended March 31, 2002, and due to the higher prices paid for grapes during the harvest of 2002. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2002 the prices we paid for grapes and bulk wine were generally higher than they were in 2001. The grapes and bulk wine purchased in the fall of 2002 will produce wines that will be marketed by us in 2003 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses decreased by $130,871 or 23.2% from $563,029 for the six months ended June 30, 2002 to $432,158 for the six months ended June 30, 2003. The selling and administrative expenses of S. A. Vitis Hincesti for the six months ended June 30, 2002 that it was not consolidated were $196,584, as a result of which selling and administrative expenses, on a pro forma basis, were $759,613 for the six months ended June 30, 2002. The decrease of $327,457 in selling and administrative expenses between the six months ended June 30, 2002 on a pro forma basis and the six months ended June 30, 2003 primarily reflects decreases in transportation expenses of $59,821 and a decrease in professional fees of $154,861. Our expenses for professional fees decreased because of the elimination in fiscal 2003 of the litigation over the Merger discussed in Note 11 of Notes to Consolidated Financial Statements.

Depreciation and Amortization. Depreciation and amortization expense increased from $138,172 for the six months ended June 30, 2002 to $330,462 for the six months ended June 30, 2003 as the result of additions to our investments in production facilities, including the facilities acquired when we acquired a controlling interest in and began to consolidate S. A. Vitis Hincesti.

Stock Issuance Expense. On April 22, 2003, our board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April, 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares as a result of the Merger. However, as the result of certain issuance which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11 of Notes to Consolidated Financial Statements), the board of directors determined that these shares should be issued. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense. This expense was non-cash in nature, and is not expected to recur at this level.

Stock Compensation Expense. On April 22, 2003 our board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of our common stock on the date of the board resolution, resulting in $400,000 of stock compensation expense. This expense was non-cash in nature, and is not expected to recur at this level.

Income (loss) from Operations. As a result of the foregoing, we incurred a $39,281,163 loss from operations for the six months ended June 30, 2003 compared to $607,436 income from operations for the six months ended June 30, 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $1,118,837 for the six months ended June 30, 2003, an increase of $511,401, or 84.2% from our income from operations for the six months ended June 30, 2002. This increase would have been the result of the increases in revenues and gross profit primarily for the three months ended June 30, 2003 as discussed above.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $165,857 for the six months ended June 30, 2002 to $66,528 for the nine months ended June 30, 2003 as the result of the higher net income of wholly owned subsidiaries Asconi S.R.L. and Coppet Finance and lower net income in subsidiaries with lower ownership by the parent such as S.A. Orhei Vin.

Interest Expense. Interest expense increased by $74,346 or 31.9% from $233,276 for the six months ended June 30, 2002 to $307,622 for the six months ended June 30, 2003. This increase was primarily due to additional debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Income Taxes. Income taxes decreased from $164,962 for the six months ended June 30, 2002 to $85,807 for the six months ended June 30, 2003 as the result of the decrease in the taxable income reported by our operating subsidiaries in Moldova. Our effective tax rates were 27.2% for the six months ended June 30, 2002 and a negative 0.2% for the six months ended June 30, 2003. The effective tax rates differ from the statutory rates due to foreign taxes and other items (see Note 12 of Notes to Consolidated Financial Statements). At June 30, 2003 we have $43,138,156 of net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to those net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, we incurred a net loss of $39,433,498 for the six months ended June 30, 2003 compared to net income of $276,617 for the six months ended June 30, 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income would have been $966,502 for the six months ended June 30, 2003, an increase of $689,885, or 249% from our net income for the six months ended June 30, 2002. This increase would have principally been the result of the increases in revenues and gross profit discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2003 and 2002 our operations produced positive cash flows, which we used primarily to invest in the acquisition of interests in S.A. Vitis Hincesti during the six months ended June 30, 2002 and to repay bank loans during both the six months ended June 30, 2003 and 2002.

Cash flows from operations were $1,103,143 for the six months ended June 30, 2003 as compared to the cash flows from operations of $1,882,399 for the six months ended June 30, 2002. Our cash flows from operations decreased by $779,256 for the six months ended June 30, 2003 despite the improvement in our operating results, which, without the effect of $40,400,000 of non-cash stock based expenses, improved from net income of $276,617 for the six months ended June 30, 2002 to net income of $966,502 for the six months ended June 30, 2003, Our cash flows from operations decreased despite the improvement in our operating results principally because of increases in our accounts receivable and a larger reduction in our accounts payable. Our accounts receivable increased by $161,759 from December 31, 2002 to June 30, 2003, while they decreased by $924,442 in the same period in fiscal 2002. The increase in our accounts receivable reflects the fact that the increase in our sales for the six months ended June 30, 2003 occurred in the second quarter of fiscal 2003, and that much of it occurred in the later part of the three months ended June 30, 2003. We do not believe that the increase in our accounts receivable indicates a potential for material increases in our bad debts in fiscal 2003.

For the six months ended June 30, 2003 we used $224,213 in investing activities to invest in additional production facilities. We financed these investments using cash lows from operations. We also repaid $970,448 of short-term debt, which net of the increase in long-term debt of $240,020 resulted in the use of cash flows by financing activities of $730,428.

For the six months ended June 30, 2002 we used $625,720 in investing activities to acquire interest in S.A. Vitis Hincesti and invest in additional production facilities. These investments were financed through our cash flows from operations. As a result of repayment of short-term debt and reclassification of long-term debt into short term, net total cash used by financing activities was $1,141,031.

As of June 30, 2003, we had a cash balance of $163,388, and net working capital of $2,855,088. This compares with a cash balance of $47,362 and net working capital of $1,904,325 at December 31, 2002. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2003. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

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

In connection with the preparation and filing of this amended Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of August 14, 2003, which was the date on which the original Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 was filed. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this subsequent evaluation.

On March 23, 2004, we issued a public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. We cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to fiscal 2003 until we published the restated financial statements. Under the supervision of our audit committee, we inquired into the concerns raised by the SEC staff in its correspondence to us. We noted that the restatements would change, among other things, the accounting for our issuance of ten million shares issued during fiscal 2003 to Constantin Jitaru and Anatolie Sirbu, our named executive officers. The issuance of those shares was disclosed in our December 4, 2003 proxy statement and was ratified by our shareholders at our December 2003 shareholders’ meeting.

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

We are currently not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

During the fiscal quarter ended June 30, 2003, we settled the lawsuit described below. We filed a complaint on July 17, 2001, in the Circuit Court of the Ninth Judicial circuit in and for Orange County, Florida, against Vadim Enikeev, an individual; Serguei Melnik, an individual; La-Sal Capital, Inc., a Florida corporation; Icara, Inc. a Florida corporation, Stoneside Development Limited, a personal services corporation, Goldberg Law Group, PA., a Florida corporation; Glenn E. Goldberg, an individual; Alan S. Lipstein, an individual; George Carapella, an individual; Thomas L. Tedrow, an individual; Larry Eastland, an individual; Robert Klosterman, an individual; and John Does and Jane Does, fictitious parties, the true parties intended to be those individuals or entities liable to plaintiff.

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

We alleged that defendants Melnik and Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We further alleged that many of the defendants entered into, or facilitated entry into, unapproved “consulting agreements” as a vehicle to justify issuance of the stock, and that the “consultants” provided little or no services to Asconi but received stock valued at as much as $11,200,000. The complaint seeks monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

In January 2003, three defendants settled the Company’s complaint by paying to the Company cash of $100,000 and notes receivable of $50,000. In June 2003, one additional defendant settled the Company’s complaint by paying to the Company cash of $25,000 and shares of common stock in a company publicly traded in the United States having a value of $101,000.

The Company also obtained a default judgment in the amount of $12.8 million against Vadim Enikeev as a result of his failure to appear to defend the complaint. However, the Company has fully reserved the amount of the judgment, as it believes that collection is unlikely.

After completing the June, 2003 settlement the Company concluded not to further pursue its complaints against the remaining defendants in light its assessment of the likelihood of success and recovery as compared with the probable costs and duration of such further litigation.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) None.

(b) None.

(c) On May 19, 2003, we issued 5,000,000 shares of our common stock to Constantin Jitaru, our President and Chief Executive Officer, at a market value of $20,000,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance. These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the issuance of the securities was effected in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering. Mr. Jitaru had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 5,000,000 shares of our common stock to Anatolie Sirbu, our Chief Financial Officer, at a market value of $20,000,000 based on the quoted market price of our common stock on April 22, 2003; the date the board of directors approved the issuance. These securities were not registered under the Securities Act, and the issuance of the securities was effected in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering. Mr. Jitaru had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 100,000 shares of our common stock to Serguei Melnik, our Chief Operating Officer, at a market value of $400,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance, as consideration for consulting services in connection with public and investor relations. These securities were not registered under the Securities Act, and the issuance of the securities was effected in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering. Mr. Jitaru had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 100,000 shares of our common stock to Vasile Melnik, at a market value of $400,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance, as consideration for consulting services in connection with construction design solutions related to renovations of our wine production facilities. These securities were not registered under the Securities Act, and the issuance of the securities was effected in reliance upon the exemption from registration under Regulation S promulgated under the Securities Act. Mr. Melnik had access to the kind of information about us that we would provide in a registration statement and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

On May 19, 2003, we issued 100,000 shares of our common stock to Iurie Turcan, at a market value of $400,000 based on the quoted market price of our common stock on April 22, 2003, the date the board of directors approved the issuance, as consideration for consulting services in connection with the promotion and sale of Asconi wines in the Polish market. These securities were not registered under the Securities Act, and the issuance of the securities was effected in reliance upon the exemption from registration under Regulation S promulgated under the Securities Act. Mr. Turcan had access to the kind of information about us that we would provide in a registration statement and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriter was used and no commissions were paid in connection with the issuance of the securities.

(d) None.

(e) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amende.d and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14 (a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.

(b) Reports on Form 8-K.

We filed a current report on Form 8-K on May 15, 2003 reporting a change in our independent auditors as of May 9, 2003, as amended on Form 8-K/A filed on May 20, 2003, as amended on Form 8-K/A filed on May 30, as amended on Form 8-K/A filed on June 4, 2003.

No financial statements were filed in connection with any of the foregoing filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: June 15, 2004	/s/ Constantin Jitaru
Constantin Jitaru, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and15d-14 (a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.