Form 10QSB/A
period 2003-09-30
ASCONI CORP
filed 2004-06-16
CIK 847917

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2003
Common Stock, $.001 par value	11,759,135

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2003 (the “Form 10-QSB”) of Asconi Corporation. This Amendment No. 1 is being filed to reflect the restatement of the Company’s financial statements for the nine months ended September 30, 2003 and 2002, respectively, (see Note 3 of Notes to the Consolidated Financial Statements) and to revise disclosures and presentations in other parts of the Form 10-QSB to be consistent with the restated financial statements. This Amendment amends and supplements all three Items of Part I and Items 1, 2 and 6 of Part II. All other statements and provisions in the Form 10-QSB have not been updated and remain unchanged.

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

ASCONI CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(UNITED STATES DOLLARS)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(unaudited)
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and bank balances	$839,586	$47,362
Trade receivables	3,142,058	2,260,160
Inventories	8,158,662	6,201,521
Refundable taxes and tax deposits	795,303	842,502
Advance payments	1,936,451	833,093

TOTAL CURRENT ASSETS	14,872,060	10,184,638

FIXED ASSETS	4,001,834	3,837,080
GOODWILL	203,497	318,038
OTHER	285,009	13,645

TOTAL ASSETS	$19,362,400	$14,353,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,997,263	$2,182,856
Short-term debt	6,132,682	4,988,687
Deferred Revenue	862,939	—
Taxes payable	301,143	189,307
Accrued and other liabilities	1,476,869	919,463

TOTAL CURRENT LIABILITIES	11,770,896	8,280,313

LONG-TERM LIABILITIES
LONG-TERM DEBT	—	731,845
DEFERRED TAXES	398,960	303,510

TOTAL LIABILITIES	12,169,856	9,315,668

MINORITY INTEREST	1,242,093	1,162,856

SHAREHOLDERS’ EQUITY
Common stock $.001 par value 100,000,000 authorized 11,759,135 and 1,459,135 outstanding at September 30, 2003 December 31, 2002	11,759	1,459
Paid in capital	46,749,789	5,521,755
Deferred consulting expense	(779,169)	—
Retained earnings (deficit)	(39,764,431)	(1,206,294)
Accumulated other comprehensive loss	(267,497)	(442,043)

Total Shareholders’ Equity	5,950,451	3,874,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,362,400	$14,353,401

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(restated)	(restated)	(restated)	(restated)
Sales	$4,547,848	$3,229,625	$10,711,078	$7,876,748

Cost of Sales	2,654,435	2,333,044	$6,989,929	5,499,319

Gross Profit	1,893,413	896,581	3,721,149	2,377,429

Depreciation and Amortization	101,902	103,757	432,364	241,929
Selling and Administrative expenses	462,093	302,984	894,251	866,013
Stock Issuance Expense	—	—	40,000,000	—
Stock Compensation Expense	—	—	400,000	—

Income From Operations	1,329,418	489,840	(38,005,466)	1,269,487

Interest expense	149,370	101,078	456,992	334,354
Other (Income) Loss	—	—	(361,343)	(61,065)

Income (Loss) Before Income Taxes and Minority Interest	1,180,048	388,762	(38,101,115)	996,198

Provision for Income Taxes	165,039	86,489	250,846	251,451

Income (Loss) Before Minority Interest	1,015,009	302,273	(38,351,961)	744,747

Minority Interest in Income of Subsidiaries	139,648	(974)	206,176	164,883

Net Income (Loss)	875,361	303,247	(38,558,137)	579,864

Other Comprehensive Income (Loss) Foreign Currency Translation	258,711	48,269	174,546	(118,455)

Comprehensive Income (Loss)	$1,134,072	$351,516	$(38,383,591)	$461,409

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.07	$0.21	$(5.69)	$0.40

Weighted Average Number of Common Shares Oustanding, Basic and Diluted	11,759,135	1,458,669	6,778,690	1,458,669

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

(UNITED STATES DOLLARS)

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive loss	Total Shareholders’ Equity
Balance at December 31, 2001	1,459,135	$1,459	$5,521,755	$(2,072,651)	$(256,816)	$3,193,747
Comprehensive income (loss):
Net income (loss)	—	—	—	579,864	—	579,864
Foreign currency translation	—	—	—	—	(118,455)	(118,455)

Balance at September 30, 2002	1,459,135	$1,459	$5,521,755	$(1,492,787)	$(375,271)	$3,655,156

Balance at December 31, 2002	1,459,135	$1,459	$5,521,755	$(1,206,294)	$(442,043)	$3,874,877
Stock issuance to directors and officers	10,000,000	10,000	39,990,000	—	—	40,000,000
Stock issuance for consulting services	200,000	200	838,134	—	—	838,334
Deferred consulting expense			(779,169)	—	—	(779,169)
Stock issuance for stock compensation	100,000	100	399,900	—	—	400,000
Comprehensive income (loss):
Net income (loss)	—	—	—	(38,558,137)	—	(38,558,137)
Foreign currency translation	—	—	—	—	174,546	174,546

Balance at September 30, 2003	11,759,135	$11,759	$45,970,620	$(39,764,431)	$(267,497)	$5,950,451

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNITED STATES DOLLARS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(38,583,745)	$579,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	432,364	241,929
Minority interest expense	206,176	164,883
Deferred income taxes	74,954	82,443
Stock Issuance Expense	40,000,000	—
Stock Compensation Expense	400,000	—
Deferred Consulting Expense	59,165	—
(Increase) decrease in assets:
Trade receivables	(881,898)	768,339
Advance payments	(1,103,352)	(159,062)
Inventories	(1,957,141)	(411,143)
Other	(237,845)	(161,034)
Increase (decrease) in liabilities
Accounts payable	811,407	(313,690)
Deferred revenue	862,839	—
Taxes payable	111,836	(67,067)
Accrued and other liabilities	557,406	724,151

Net cash provided by operating activities	755,260	1,449,613

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(452,754)	(306,027)
Investment	—	(567,962)
Cash purchased	—	2,921

Net cash used in investing activities	(452,754)	(871,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	1,143,995	1,523,348
Long-term debt (net)	(731,845)	(1,120,152)

Net cash provided by financing activities	412,150	403,196

Effect of exchange rate changes on cash	77,568	(13,852)

Net increase in cash and cash equivalents	792,224	967,889

Cash and cash equivalents, beginning of period	47,362	15,244

Cash and cash equivalents, end of period	$839,586	$983,133

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNITED STATES DOLLARS)

	Nine months Ended September 30,
	2003	2002
	(restated)	(restated)
Suplemental Disclosure of Non-cash Investing and Financing Activities

Acquisition of controlling financial interest in S. A. Vitis Hincesti in June, 2002
Non cash consideration paid		$1,219,258
Net non-cash assets acquired		(1,216,337)

Net cash acquired		$2,921

Acquisition of additional interest in S.A. Vitis Hincesti in February 2003	$181,418

Suplemental Disclosures of Cash Flow Information
Interest paid	$520,579	$374,598

Taxes paid	$126,501	$276,851

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

Since Grand Slam had no operations and limited assets at the time of the Merger, Asconi S.R.L. was treated as the continuing entity for accounting purposes, and the Merger was accounted for as (i) the recapitalization of Asconi S.R.L., whereby its previously outstanding common stock was converted into 12,600,000 shares of common stock, par value $.001 per share, and (ii) the issuance by Asconi S.R.L. of 386,689 shares of common stock (the number of shares of common stock of Grand Slam outstanding prior to the Merger and before giving affect to the one-for-ten reverse stock split affected in April 2003) for the net assets of Grand Slam, which were recorded at their book value. The recapitalization of Asconi S.R.L. was accounted for by restating all share were per share amounts. Since Asconi S.R.L. was treated as the continuing entity for accounting purposes, the consolidated financial statements include the results of operations and cash flows for Asconi S.R.L. for all periods presented, and the results of operations and cash flows of Grand Slam from April 12, 2001.

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

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei Vin, Coppet Finance Limited, and, since June 2002, S.A. Vitis Hincesti. All material intercompany balances and transactions have been eliminated.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $33,972 and $164,445 at September 30, 2003 and December 31, 2002, respectively.

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of September 30, 2003, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company’s classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $76,356 and $128,890 for the three months ended September 30, 2003 and 2002, respectively, and $189,460 and $259,608 for the nine months ended September 30, 2003 and 2002.

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

Other income

Other income for the nine months ended September 30, 2003 consists of the proceeds of the settlement of certain litigation (see Note 11). Other income for the nine months ended September 30, 2002 consists of the Company’s share of the net income of S.A. Vitis Hincesti for the six months ended June 30, 2002, for which period the operations of S.A. Vitis Hincesti were not consolidated (see Note 4).

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $258,711 and $48,269 for the three months ended September 30, 2003 and 2002, respectively, and a gain of $174,546 and a loss of $118,455 for the nine months ended September 30, 2003 and 2002.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled a gain of $104,014 and a loss of $1,596 for the three months ended September 30, 2003 and 2002, respectively, and losses of $22,860 and $39,100 for the nine months ended September 30, 2003 and 2002.

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

The Company had no options, warrants or convertible securities outstanding during the three and nine months ended September 30, 2003 and 2002.

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

These restatements of the consolidated financial statements for the year ended December 31, 2002 had varying effects on the results of operations for each of the quarters in fiscal 2002. The following sets forth the effect of each of these restatements on the net income and net income per share of common stock for the three and nine months ended September 30, 2002 (all amounts are net of related tax effects):

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Net income	Net income per common share	Net income	Net income per common share
Debt extinguishment	$—	$—	$—	$—
Consolidation of S.A. Vitis Hincesti	—	—	—	—
Minority interests	153,716	0.11	153,716	0.11
Deferred taxes	(27,481)	(0.02)	(82,443)	(0.06)

	$126,235	$0.09	$71,273	$0.05

The consolidated balance sheets as of September 30, 2003 and December 31, 2002 have been restated from the previously issued financial statements to correct the accounting for the investment in S.A. Vitis Hincesti during the three months ended June 30, 2002. During June 2002 Asconi S.R.L. acquired for $139,680 an additional 5% interest in S.A. Vitis Hincesti through the acquisition of a beneficial interest in an irrevocable trust. The June 2002 acquisition of the interest in the trust increased the Company’s ownership in S.A. Vitis Hincesti to approximately 51% and thus gave the Company the controlling interest in S.A. Vitis Hincesti. In the previously issued financial statements the Company had allocated the cost of its interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s December 31, 2001 balance sheet. The financial statements have been restated to reflect the allocation of the cost of the Company’s interests to the assets and liabilities of S.A. Vitis Hincesti on the basis of that company’s June 30, 2002 balance sheet (which is treated as the date of he additional interest for accounting purposes). The effect of this restatement was to decreased goodwill and minority interest by $39,981. The restatement had no affect on the results of operations. See Note 4.

The consolidated balance sheet as of September 30, 2003 have been restated from the previously issued financial statements to correct the accounting for the acquisition of an additional approximate 10% ownership in S.A. Vitis Hincesti as a result of the Company’s subscribing to the subscription offering by S.A. Vitis Hincesti during February 2003. As a result of participation in the offering, the Company increased its ownership in S.A. Vitis Hincesti to approximately 61%. In the previously issued financial statements for the three months ended March 31, 2003, the increase in ownership was recorded without accounting for the changes in goodwill and minority interest liability on the consolidated balance sheet. The consolidated balance sheet as of September 30, 2003 has now been restated to correctly treat the transaction as a purchase of minority interest. The effect of this restatement was to decreased goodwill and minority interest liability by $128,221. See note 4.

The consolidated financial statements for the nine months ended September 30, 2003 have been restated from the previously issued financial statements to correct the accounting for the issuance of 10.3 million shares issued by the Company during the three months ended June 30, 2003.

On April 22, 2003, the Company’s board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April 2001 Merger between Grand Slam and Asconi S.R.L. In the previously issued financial statements for the three months ended June 30, 2003, the issuance of these shares was recorded as an addition to common stock and as a reduction of additional paid in capital. The financial statements for the nine months ended September 30, 2003 have now been restated to record the issuance of the shares as stock issuance expense in the consolidated statement of operations and comprehensive income. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense. See Note 10.

On April 22, 2003 the Company’s board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. In the previously issued financial statements for the three months ended June 30, 2003, the issuance of these shares was recorded as an addition to common stock and as a reduction of additional paid in capital. The financial statements for the nine months ended September 30, 2003 have now been restated to record the issuance of the shares as stock compensation expense in the consolidated statement of operations and comprehensive income. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $400,000 of stock compensation expense. See Note 10.

In April and May 2003 the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares of the Company’s common stock for the services to be received. In the previously issued financial statements for the three months ended June 30, 2003, the issuance of these shares was recorded as an addition to common stock and as a reduction of additional paid in capital. The financial statements for the three and nine months ended September 30, 2003 have now been restated to record the issuance of the shares in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares was initially recorded based on the market value of the shares when they were issued, and expense is being recorded over the lives of the contracts based on the values of the shares of common stock as they are deemed earned, which is on a ratable basis over the lives of the contracts. Deferred expense, which is presented as a reduction of shareholders’ equity, is adjusted at the end of each period to equal the value of the shares not yet earned on the basis of the market price of the shares at the end of the period. See Note 10.

The consolidated financial statements for the three and nine months ended September 30, 2003 have also been restated to correct the computation of the income of the Company’s partially owned subsidiaries attributable to the minority interests in those subsidiaries.

The consolidated financial statements for the three and nine months ended September 30, 2003 have also been restated to correct the computation of certain deferred taxes.

The following sets forth the effect of each of these restatements on the net income and net income per share of common stock for the three and nine months ended September 30, 2003 (all amounts are net of related tax effects):

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Net income	Net income per common share	Net income	Net income per common share
Minority interests	$(74,984)	(0.01)	$(74,984)	$(0.01)
Issuance of 10,000,000 shares	—	—	(40,000,000)	(5.90)
Issuance of 100,000 shares	—	—	(400,000)	(0.06)
Issuance of 200,000 shares	(42,500)	—	(59,165)	(0.01)
Deferred taxes	(25,608)	—	(74,954)	(0.01)

	$(143,092)	$(0.01)	$(40,609,103)	$(5.99)

4.	INVESTMENT IN AND ACQUISITION OF S.A. VITIS HINCESTI

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

Through June 30, 2002 (the date for accounting purposes of the acquisition of the additional 5% interest) the Company accounted for its investment in S.A. Vitis Hincesti using the equity method of accounting. The Company’s share of the net income of S.A. Vitis Hincesti for the six months ended June 30, 2002 was approximately $61,000 and is included in other income.

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

The net income (loss) and related net income (loss) per share for the three and nine months ended September 30, 2002 and 2003 would not have been materially different if the 2002 acquisition of the controlling interest in S. A. Vitis Hincesti or the 2003 purchase of minority interest had taken place on January 1, 2002.

5.	TRADE RECEIVABLES

	September 30, 2003	December 31, 2002
Customers outside of Moldova	$2,304,383	$2,162,180
Customers in Moldova	871,647	262,425
Less: allowance for doubtful accounts	(33,972)	(164,445)

	$3,142,058	$2,260,160

Foreign receivables are primarily from the Company’s five largest customers (see Note 13).

6.	ADVANCE PAYMENTS

The Company makes advance payments for raw materials, equipment and services in the ordinary course of business. Advance payments as of September 30, 2003 and December 31, 2002 are summarized as follows:

	September 30, 2003	December 31, 2002
Grapes and bulk wine	$682,810	$355,374
Other raw materials	342,000	274,736
Vineyard site development	447,000	—
Equipment	24,026	46,373
Services	317,161	127,065
Other	123,454	29,545

	$1,936,451	$833,093

7.	INVENTORIES

Inventories are summarized as follows:

	September 30, 2003	December 31, 2002

Raw and other materials	$4,483,875	$775,007
Bulk wine	3,363,958	5,287,993
Bottled wine	310,829	138,521

	$8,158,662	$6,201,521

Inventory in the amount of approximately $4,038,136 is pledged as collateral for loans aggregating $3,391,363 at September 30, 2003.

8.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2003	December 31, 2002
Land for development of vineyards	$49,989	$47,561
Land and buildings	2,578,212	2,055,046
Machinery and equipment	6,843,107	6,539,300
Other	151,465	189,602

	9,622,773	8,831,509
Less accumulated depreciation	(5,620,939)	(4,994,429)

	$4,001,834	$3,837,080

Property, plant and equipment in the amount of approximately $3,840,283 is pledged as collateral for loans aggregating $3,049,330 at September 30, 2003.

9.	LONG-TERM DEBT

	September 30, 2003	December 31, 2002
Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 31, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory. Paid off during 2003.	$—	$390,682

Note (credit line) to Universal Bank, Moldova, denominated in U.S. Dollars, dated August 8, 2001, due July 31, 2006. Interest rate 12%. Secured by equipment and stock in Orhei Vin. Paid off during 2003.	—	793,712

Note to the Savings Bank, Moldova, denominated in Moldovan Lei, dated December 26, 2002 due March 26, 2003. Interest rate 20%. Secured by bulk wine inventory and stock in Vitis Hincesti. Paid off during 2003.	—	115,757

Note (credit line) to the Savings Bank, Moldova, denominated in U.S. Dollars, dated September 17, 2002 due March 13, 2004. Interest rate 11.5%. Secured by bulk wine inventory and stock in Vitis Hincesti. Paid off during 2003.	—	1,200,000

Note to Mobias Bank, Moldova, denominated in Moldovan Lei, issued October 30, 2002, due August 30, 2003. Interest rate 20%. Secured by bulk wine inventory. Paid off during 2003.	—	227,898

	September 30, 2003	December 31, 2002
Note (credit line) to Universal Bank, Moldova, denominated in Moldovan Lei, dated February 25, 2002, due January 6, 2003. Interest rate 26%. Secured by bulk wine inventory. Paid off during 2003.	—	621,293

Note to Universal Bank, Moldova, denominated in U.S. Dollars, dated May 9, 2002, due January 3, 2003. Interest rate 12%. Secured by bulk wine inventory. Paid off during 2003.	—	150,000

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan Lei, dated May 21, 2003, due August 2004. Interest rate 14%. Secured by bulk wine inventory.	1,700,000	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated May 21, 2003, due August 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	903,683	—

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% as of December 31, 2003 and 2002. Secured by equipment.	145,042	199,561

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan Lei, dated May 21, 2003, due August 2004. Interest rate 14%. Secured by bulk wine inventory.	1,175,516	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated August 21, 2002, refinanced during 2003, due August 2004. Interest rate 9%. Secured by bulk wine inventory and equipment.	800,000	806,009

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan Lei, dated June 27, 2003, due February 2004. Interest rate 14%. Secured by equipment.	645,647	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. Dollars, dated September 30, 2002, refinanced during 2003, due February 2004. Interest rate 9%. Secured by equipment.	605,017	701,447

Note to Vininvest, S.R.L., Moldova renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% at December 31, 2003 and 2002. Secured by equipment.	157,777	514,173

Total Debt	6,132,682	5,720,532
Less (current portion)	(6,132,682)	(4,988,687)

Long-term debt, less current portion	$—	$731,845

Future maturities of long-term debt as of December 31, 2002 are $4,988,687 in 2003 and $731,845 in 2004. All long term debt at September 30, 2003 is due before September 30, 2004.

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

On April 22, 2003 the Company’s board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of the Company’s common stock on the date of the board resolution, resulting in the recording of $400,000 of stock compensation expense during the three months ended June 30, 2003.

In April and May 2003 the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares of the Company’s common stock for the services to be received. The contracts do not contain a “performance commitment” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares was initially recorded based on the market value of the shares when they were issued, and expense is being recorded over the lives of the contracts based on the values of the shares of common stock as they are deemed earned, which is on a ratable basis over the lives of the contracts. Deferred expense, which is presented as a reduction of shareholders’ equity, is adjusted at the end of each period to equal the value of the shares not yet earned on the basis of the market price of the shares at the end of the period. The consulting expense recorded for these contracts totaled $42,500 and $59,165 for the three and nine months ended September 30, 2003, respectively.

On April 22, 2003, the Company’s board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April, 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Anatolie Sirbu were to each become the beneficial owners of approximately 46.5% of the issued and outstanding shares of the Company as a result of the Merger. However, as the result of certain issuance which the Company viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11), the board of directors determined that these shares should be issued. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense during the three months ended June 30, 2003.

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

In January 2003 three defendants settled the Company’s complaint by paying to the Company cash of $100,000 and notes receivable of $50,000. In June 2003, one additional defendant settled the Company’s complaint by paying to the Company cash of $25,000 and shares of common stock in a company publicly traded in the United States having a value of $101,000. These amounts were included in other income for the nine months ended September 30, 2003.

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

12.	INCOME TAXES

Asconi Corporation files a tax return in the United States. Each of the Company’s Moldova subsidiaries file separate tax returns in Moldova.

The components of income (loss) before income taxes are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
United States	$(43,948)	$—	$(40,231,115)	$—
Foreign	1,223,996	388,762	2,130,000	996,108

Income (loss) before income taxes	$1,180,048	$388,762	$(38,101,115)	$996,108

The provisions for income taxes are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Current tax expense:
Federal	$—	$—	$—	$—
Foreign	139,431	59,008	175,892	169,008

Total current	139,431	59,008	175,892	169,008

Deferred tax expense:
Federal	—	—	—	—
Foreign	25,608	27,481	74,954	82,443

Total deferred	25,608	27,481	74,954	82,443

Total provision for income taxes	$165,039	$86,489	$250,846	$251,451

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2003	2002
Deferred tax assets:
Net operating loss in United States	$14,759,138	$958,688
Less valuation allowance	(14,759,138)	(958,688)

Net deferred tax assets	—	—
Deferred tax Liabilities:
Basis difference in fixed assets	(398,960)	(303,510)

Net deferred tax liabilities	$(398,960)	$(303,510)

At September 30, 2003 and December 31, 2002, the Company had net operating loss carryforwards of approximately $43,182,104 and $2,819,662, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2016. A valuation allowance for the deferred tax asset representing the future benefit of the U.S. net operating loss carryforwards has been recorded as the future realization of these net operating loss carryforwards cannot be deemed to be more likely than not.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Computed tax at the U.S. and foreign Statutory Rates	$401,216	$132,179	$753,906	$338,707
Operating Loss Carryforwards	(236,177)	(45,690)	(503,060)	(80,214)
Valuation Allowance	—	—	—	(7,042)

Provision (benefit) for income taxes	$165,039	$86,489	$250,846	$251,451

13.	SEGMENT AND GEOGRAPHIC INFORMATION

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

Geographic Information

Revenues from sales of wine in the United States and the Republic of Moldova constitute less than 1% of the Company’s total revenues. The following table summarizes the Company’s revenues in different geographic locations:

	Nine months ended September 30,
	2003	2002
Revenues:
Russian Federation	$9,565,203	$6,544,815
Ukraine	485,040	258,240
Belarus	434,541	434,621
Other countries	226,294	639,072

Total	$10,711,078	$7,876,748

Geographic area data is based on product shipment destination. Export sales from the Republic of Moldova as a percentage of revenues were approximately 99% for both the nine months ended September 30, 2003 and 2002.

Substantially all long-lived assets of the Company are located in the Republic of Moldova.

Major Customers and Concentrations of Credit Risk

The Company derived approximately 70% and 67% of its revenues in the nine months ended September 30, 2003 and 2002, respectively from five major customers who distribute the Company’s products throughout the Russian Federation.

The following table summarizes the Company’s revenues from sales to these customers:

	Nine months ended September 30,
	2003	2002
Revenues:
Company A	$2,213,868	$2,594,401
Company B	2,247,571	1,212,025
Company C	1,193,356	799,100
Company D	885,170	647,057
Company E	946,860	—

Total	$7,486,825	$5,252,583

Accounts receivable from these five customers aggregated $643,460 and $352,637 at September 30, 2003 and December 31, 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2001 we acquired approximately 25% of S.A. Vitis Hincesti. On March 7, 2002, we acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, we acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June, 2002 we accounted for our investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June, 2002 gave us the controlling interest in S.A. Vitis Hincesti, at which time we began to consolidate S.A. Vitis Hincesti. In February 2003 we subscribed to a subscription offering by S.A. Vitis Hincesti, increasing our ownership in S.A. Vitis Hincesti to approximately 61%. See Note 4 of Notes to Consolidated Financial Statements.

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

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carryforwards we have in the United States. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by extent to which we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance of $14,759,138, the entire amount of, our deferred tax assets (primarily net operating loss carryforwards) in the United States due as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Although our subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). As required by SFAS No. 52, “Foreign Currency Translation”, at the time of such a sale the subsidiary records the revenue in lei on the basis of the exchange rate in effect on the date of the sale. However, if the exchange rate between the lei and the currency in which the sale is denominated changes between the date of the sale and the date the resulting receivable is collected, the amount received, when converted to lei, will be different that the receivable originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations. Foreign currency transaction adjustments included in operations totaled a gain of $104,014 and a loss of $1,596 for the quarters ended September 30, 2003 and 2002, respectively, and losses of $22,860 and 39,100 for the nine months ended September 30, 2003 and 2002.

Results Of Operations

Three Months Ended September 30, 2003 As Compared To Three Months Ended September 30, 2002

Revenues. Revenues increased by $1,318,223 or 40.8% to $4,547,848 for the three months ended September 30, 2003 from $3,229,625 for the three months ended September 30, 2002. That increase was primarily due to a decrease in the percentage of the total sales representing sales of bulk wine, and an increase in the average per case price of wine sold bottled. Case sales remained essentially unchanged at approximately 500,000 cases for the three months ended September 30, 2002 and 2003. However, the three months ended September 30, 2002 amount includes approximately 226,900 equivalent cases of wine sold in bulk by S. A. Vitis Hincesti during that period, while bulk wine sales for the three months ended September 30, 2003 were minimal. Our price per equivalent case is higher for bottled wine than for wine sold in bulk, and we therefore earn a higher profit margin on sales of bottled wine than on sales of bulk wine. In fiscal 2002 S.A. Vitis Hincesti sold wine in bulk because orders from its distributors were less than its production. However, S.A. Vitis Hincesti’s acquisition by us in the second half of fiscal 2002 gave that company access to our distribution channels and marketing programs, as a result of which it was able (after satisfying certain outstanding bulk wine orders) to essentially eliminate bulk wine sales.

After eliminating the effects of bulk wine sales, the average price of a case increased from $8.36 for the three months ended September 30, 2002 to $10.15 for the three months ended September 30, 2003. The average price per case increased as the result of our ability to negotiate better terms with our distributors in our major markets such as the Russian Federation and Ukraine. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $321,391 or 13.8% from $2,333,044 for the three months ended September 30, 2002 to $2,654,435 for the three months ended September 30, 2003. Gross profit increased by $996,832 from $896,581 for the three months ended September 30, 2002 to $1,893,413 for the three months ended September 30 2003. The gross profit percentages were 27.8% and 41.6% for the three months ended September 30, 2002 and 2003, respectively. The gross profit percentage increased for the three months ended September 30, 2003 from the gross profit percentage for the three months ended September 30, 2002 primarily as the result of increased prices per case as well as substantially eliminating sales of wine in bulk as indicated above under discussion of revenues. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2002 the prices we paid for grapes and bulk wine were generally higher than they were in 2001. The grapes and bulk wine purchased in the fall of 2002 will produce wines that will be marketed by us in 2003 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses increased by $159,109 or 52.5% from $302,984 for the three months ended September 30, 2002 to $462,093 for the three months ended September 30, 2003. The increase in selling and administrative expenses was primarily the result of increase in consulting, marketing and advertising expenses reflecting the growth in our sales and operations.

Income (loss) from Operations. As a result of the foregoing, our income from operations increased by $839,578, or 171%, from $489,840 for the three months ended September 30, 2002 to $1,329,418 for the three months ended September 30, 2003. This increase is primarily the result of the increases in revenues and gross profit discussed above.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from a negative $974 for the three months ended September 30, 2002 to $139,648 for the three months ended September 30, 2003 as the result of the higher net income of S.A Vitis Hincesti and S.A. Orhei Vin.

Interest Expense. Interest expense increased by $48,292 or 47.8% from $101,078 for the three months ended September 30, 2002 to $149,370 for the three months ended September 30, 2003. This increase was primarily due to additional debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 and 2002 harvest seasons for production of wines to be sold in future years.

Income Taxes. Income taxes increased from $86,489 for the three months ended September 30, 2002 to $165,039 for the three months ended September 30, 2003. Our effective tax rates were 22.3% for the three months ended September 30, 2002 and 14.0% for the three months ended September 30, 2003. The effective tax rates differ from the statutory rates due to foreign taxes and other items (see Note 12 of Notes to Consolidated Financial Statements). At September 30, 2003 we have $43,182,104 of net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to those net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income increased by $572,114, or 189% from $303,247 for the three months ended September 30, 2002 to $875,361 for the three months ended September 30, 2003. This increase is principally the result of the increases in revenues and gross profit discussed above.

Nine Months Ended September 30, 2003 As Compared To Nine Months Ended September 30, 2002

Revenues. Revenues increased by $2,834,330 or 36.0% to $10,711,078 for the nine months ended September 30, 2003 from $7,876,748 for the nine months ended September 30, 2002. The revenues for S.A. Vitis Hincesti for the six months ended June 30, 2002 for which it was not consolidated accounted for $1,169,413 of that change. On a pro forma basis, assuming S.A. Vitis Hincesti had been consolidated for the six months ended June 30, 2002, revenues increased from $9,046,161 for the nine months ended September 30, 2002 to $10,711,078 for the nine months ended September 30, 2003. That increase was primarily due to a decrease in the percentage of the total sales representing sales of bulk wine, and an increase in the average per case price of wine sold bottled. On a pro forma basis case sales decreased from approximately 1.2 million cases for the nine months ended September 30, 2002 to approximately 1.1 cases for the nine months ended September 30, 2003. However, the nine months ended September 30, 2002 amount includes approximately 422,989 equivalent cases of wine sold in bulk by S. A. Vitis Hincesti during that period, while bulk wine sales for the nine months ended September 30, 2003 were minimal. Our price per equivalent case is higher for bottled wine than for wine sold in bulk, and we therefore earn a higher profit margin on sales of bottled wine than on sales of bulk wine. In fiscal 2002 S.A. Vitis Hincesti sold wine in bulk because orders from its distributors were less than its production. However, S.A. Vitis Hincesti’s acquisition by us in the second half of fiscal 2002 gave that company access to our distribution channels and marketing programs, as a result of which it was able (after satisfying certain outstanding bulk wine orders) to essentially eliminate bulk wine sales.

After eliminating the effects of bulk wine sales, the average price of a case increased from $8.50 for the nine months ended September 30, 2002 to $10.08 for the nine months ended September 30, 2003. The average price increased as the result of our ability to negotiate better terms with our distributors in our major markets such as the Russian Federation and Ukraine. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $1,490,610 or 27.1% from $5,499,319 for the nine months ended September 30, 2002 to $6,989,929 for the nine months ended September 30, 2003. Gross profit increased by $1,343,720 from $2,377,429 for the nine months ended September 30, 2002 to $3,721,149 for the nine months ended September 30, 2003. The gross profit percentages were 30.2% and 34.8% for the nine months ended September 30, 2002 and 2003, respectively. The gross profit percentage increased for the nine months ended September 30, 2003 from the gross profit percentage for the nine months ended September 30, 2002 primarily as the result of increased prices per case as well as substantially eliminating sales of wine in bulk as indicated above under discussion of revenues. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2002 the prices we paid for grapes and bulk wine were generally higher than they were in 2001. The grapes and bulk wine purchased in the fall of 2002 will produce wines that will be marketed by us in 2003 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses increased by $28,238 or 3.3% from $866,013 for the nine months ended September 30, 2002 to $894,251 for the nine months ended September 30, 2003. The selling and administrative expenses of S. A. Vitis Hincesti for the six months ended June 30, 2002 that it was not consolidated were $196,584, as a result of which selling and administrative expenses, on a pro forma basis, were $1,062,597 for the nine months ended September 30, 2002. The decrease of $168,346 in selling and administrative expenses between the nine months ended September 30, 2002 on a pro forma basis and the nine months ended September 30, 2003 reflects the offsetting of the increase in our consulting, advertising and marketing costs in the three months ended September 30, 2003 discussed above by decreases in professional fees because of the elimination in fiscal 2003 of the litigation over the Merger discussed in Note 11 of Notes to Consolidated Financial Statements.

Stock Issuance Expense. On April 22, 2003, our board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares as a result of the Merger. However, as the result of certain issuance which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 11 of Notes to Consolidated Financial Statements), the board of directors determined that these shares should be issued. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense during the three months ended June 30, 2003. This expense was non-cash in nature, and is not expected to recur at this level.

Stock Compensation Expense. On April 22, 2003 our board of directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of our common stock on the date of the board resolution, resulting in $400,000 of stock compensation expense during the three months ended June 30, 2003. This expense was non-cash in nature, and is not expected to recur at this level.

Income (loss) from Operations. As a result of the foregoing, we incurred a $38,005,466 loss from operations for the nine months ended September 30, 2003 compared to $1,269,487 income from operations for the nine months ended September 30, 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $2,394,534 for the nine months ended September 30, 2003, an increase of $1,125,047, or 88.6%, from our income from operations for the nine months ended September 30, 2002. This increase would have been the result of the increases in revenues and gross profit as discussed above.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from $164,883 for the nine months ended September 30, 2002 to $206,176 for the nine months ended September 30, 2003 as the result of the higher net income of our partially owned Moldovan subsidiaries, primarily S.A Vitis Hincesti and S.A. Orhei Vin, for nine months ended September 30, 2003.

Interest Expense. Interest expense increased by $122,638 or 36.7% from $334,354 for the nine months ended September 30, 2002 to $456,992 for the nine months ended September 30, 2003. This increase was primarily due to additional debt we incurred to support the increased level of our operations including the purchase of grapes during 2002 and 2003 harvest seasons for production of wines to be sold in future years.

Income Taxes. Income taxes increased from $251,451 for the nine months ended September 30, 2002 to $276,454 for the nine months ended September 30, 2003. Our effective tax rates were 25.2% for the nine months ended September 30, 2002 and a negative 0.7% for the nine months ended September 30, 2003. The effective tax rates differ from the statutory rates due to foreign taxes and other items (see Note 12 of Notes to Consolidated Financial Statements). At September 30, 2003 we have $43,182,104 of net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to those net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, we incurred a net loss of $38,583,745 for the nine months ended September 30, 2003 compared to net income of $579,864 for the nine months ended September 30, 2002. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income would have been $1,816,255 for the nine months ended September 30, 2003, an increase of $1,236,391, or 213% from our net income for the nine months ended September 30, 2002. This increase would have principally been the result of the increases in revenues and gross profit discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2003 and 2002 our operations produced positive cash flows, which we used primarily to invest in the acquisition in S.A. Vitis Hincesti as well as acquisition of additional production equipment during the nine months ended September 30, 2002 and to invest in additional production equipment as well as to repay bank loans during the nine months ended September 30, 2003.

Cash flows from operations were $755,260 for the nine months ended September 30, 2003 as compared to the cash flows from operations of $1,449,613 for the nine months ended September 30, 2002. Our cash flows from operations decreased by $694,353 for the nine months ended September 30, 2003 despite the improvement in our operating results, which without the effect of $40,400,000 of non-cash stock based expenses, improved from net income of $579,864 for the nine months ended September 30, 2002 to net income of $1,816,255 for the nine months ended September 30, 2003. Our cash flows from operations decreased despite the improvement in our operating results principally due to aggregate cash outflows of $4,180,242 required to support higher levels of accounts receivable, inventories, advance payments and other assets, all of which reflect our increasing levels of operations and revenues. The increase in accounts receivable reflects the increases in our revenues. Our inventories, and advance payments for grapes and bulk wine, will generally increase in the third and fourth quarters of the fiscal year due to the timing of the harvest, which principally occurs in September and October of each year, at which time we make the payments for the grapes and bulk wine that will be used to produce the wine sold in future periods. Additionally, at September 30, 2003 our advance payments increased by $447,000 for advance payments to a third-party consultant that is performing site studies and preparing vineyard plans for acreage we plan to plant as vineyards in 2004. The cash outflows to finance the higher levels of accounts receivable, inventories, advance payments and other assets were partially offset by aggregate increases of $2,346,588 in accounts payable, deferred revenue, accrued expenses, accrued taxes and other liabilities.

For the nine months ended September 30, 2003 we used $452,754 in investing activities to invest in additional production facilities. We financed these investments using cash lows from operations. We incurred additional short term debt of $412,150 (net of repayments and refinancing of the preexisting loans) to finance purchases of grapes during the grape harvest season in fall of 2003.

For the nine months ended September 30, 2002 we used $871,068 in investing activities to acquire interests in S.A. Vitis Hincesti and invest in additional production facilities. These investments were financed through our cash flows from operations. As a result of repayment of short-term debt and reclassification of long-term debt into short term, we incurred an additional $403,196 of debt for the purpose of purchasing grapes during the grape harvest in fall of 2002.

As of September 30, 2003, we had a cash balance of $839,586 and net working capital of $3,101,164. This compares with a cash balance of $47,362 and net working capital of $1,904,325 at December 31, 2002 and a cash balance and net working capital of $983,586 and $2,041,407 at September 30, 2002. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2003. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

Off Balance Sheet Arrangements

We do not currently have any balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

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

In connection with the preparation and filing of this amended Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of November 14, 2003, which was the date on which the original Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 was filed. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this subsequent evaluation.

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

The evaluation of our disclosure controls and procedures carried out by our management considered whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our fiscal 2002 and interim 2003 financial statements had to be restated. We concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder due to the following reasons:

-	we lacked a chief accounting officer having the necessary level of experience with U.S. generally accepted accounting principles (US GAAP) and SEC reporting;

-	we lacked controls to insure that agreements, contracts and other documents relating to debt and equity transactions, and investments in subsidiaries or investees, including transactions such as those discussed above, were provided to and reviewed by accounting and financial reporting personnel on a timely basis to insure that the financial reporting and disclosure implications of such transactions could be considered and reflected in the financial statements in the proper periods;

-	we lacked controls to insure that actions taken by our board of directors were documented in their minutes on a timely basis to insure that the financial reporting and disclosure implications of such actions could be considered and reflected in the financial statements in the proper periods; and

-	our audit committee was not adequately manned, or sufficiently active in accordance with its charter, including its duties to discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

As a result of these findings, we have determined to take the following steps to improve our disclosure controls and procedures:

-	we will create the position of chief accounting officer who will report both to the chief executive officer and the audit committee, and hire for that position a person having adequate experience in the application of US GAAP and SEC reporting;

-	we will require that all contracts, agreements and other documents relating to debt or equity transactions, acquisition of assets or securities and investments in subsidiaries or investees, including transactions such as those discussed above, be reviewed and approved by the chief accounting officer prior to their execution;

-	we will require that all other material contracts or agreements be (1) in writing, (2) executed only by the chief executive officer or chief financial officer, (3) if not in English, translated into English as soon as practicable after execution, and (4) immediately forwarded to the chief accounting officer and our outside legal counsel;

-	we will require that the chief accounting officer attend all of the meetings of our board of directors to be aware of actions taken by the board of directors that have accounting or disclosure implications, and that the chief accounting officer act as the secretary for the board of director meetings and be responsible for the timely preparation of minutes of those meetings;

-	we will reconstitute our audit committee to, in accordance with its charter, be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules; and

-	we will require our audit committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

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

(a) None.

(b) None.

(c) None.

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

ASCONI CORPORATION

Date: June 15, 2004	/s/ Constantin Jitaru
Constantin Jitaru, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14(a) and 15d-14 (a) certification by Constantin Jitaru, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14(a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.