Form 10QSB
period 2004-03-31
ASCONI CORP
filed 2004-06-30
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 25, 2004
Common Stock, $.001 par value	12,057,440

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(UNITED STATES DOLLARS)

	MARCH 31, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,232	$155,010
Trade receivables	2,381,234	3,455,732
Inventories	9,210,050	8,672,424
Refundable taxes and tax deposits	966,097	961,828
Advance payments	2,116,789	1,820,045
Prepaid consulting fees	794,000	—
Other	13,368	12,549

TOTAL CURRENT ASSETS	15,542,770	15,077,588

PROPERTY, PLANT AND EQUIPMENT, net	6,622,133	5,715,380
GOODWILL	229,758	205,352
OTHER	52,879	20,462

TOTAL ASSETS	$22,447,540	$21,018,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,379,029	$3,099,994
Short-term debt	6,228,824	6,511,169
Deferred revenue	257,968	758,704
Taxes payable	67,685	293,626
Accrued and other liabilities	466,448	425,523

TOTAL CURRENT LIABILITIES	10,399,954	11,089,016
LONG-TERM LIABILITIES
LEASE OBLIGATIONS	48,332	64,505
DEFERRED TAXES	376,106	387,511

TOTAL LIABILITIES	10,824,392	11,541,032

MINORITY INTEREST	1,493,247	1,420,876
SHAREHOLDERS’ EQUITY
Preferred stock $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock $.001 par value 100,000,000 authorized and 12,057,440 and 12,018,735 outstanding at March 31, 2004 and December 31, 2003	12,058	12,019
Additional paid in capital	49,191,859	48,361,031
Deferred consulting expense	(794,937)	(1,033,070)
Retained earnings (deficit)	(38,422,621)	(39,071,344)
Accumulated other comprehensive income (loss)	143,542	(211,762)

Total Shareholders’ Equity	10,129,901	8,056,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,447,540	$21,018,782

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Sales	$4,414,191	$2,429,298

Cost of Sales	2,855,764	1,817,114

Gross Profit	1,558,427	612,184

Depreciation and Amortization	177,963	135,116

Selling and Administrative Expenses	755,241	79,714

Income From Operations	625,223	397,354

Interest Expense	224,285	130,463
Other (Income) Loss	(249,473)	(154,691)

Income (Loss) Before Income Taxes and Minority Interest	650,411	421,582

Provision for Income Taxes	24,595	33,832

Income (Loss) Before Minority Interest	625,816	387,750

Minority Interest in Income of Subsidiaries	(22,907)	20,866

Net Income (Loss)	648,723	366,884
Other Comprehensive Income (Loss)
Foreign Currency Translation	355,304	(167,760)

Comprehensive Income (Loss)	$1,004,027	$199,124

Net Income (Loss) Per Share of Common Stock - basic and diluted	$0.05	$0.25

Weighted Average Number of Common Shares outstanding - basic and diluted	12,048,933	1,458,669

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital (net)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders Equity
Balance at December 31, 2002	1,459,135	$1,459	$5,521,755	$(1,206,294)	$(442,043)	$3,874,877
Comprehensive income (loss):
Net income	—	—	—	366,884	—	366,884
Foreign currency translation	—	—	—	—	(167,760)	(167,760)

Balance at March 31, 2003	1,459,135	$1,459	$5,521,755	$(839,410)	$(609,803)	$4,074,001

Balance at December 31, 2003	12,018,735	$12,019	$47,327,961	$(39,071,344)	$(211,762)	$8,056,874
Stock issuance - private placement	38,705	39	67,661	—	—	67,700
Amortization of deferred consulting expense	—	—	49,300	—	—	49,300
Warrants issued for consulting	—	—	952,000	—	—	952,000
Comprehensive income (loss):
Net income	—	—	—	648,723	—	648,723
Foreign currency translation	—	—	—	—	355,304	355,304

Balance at March 31, 2004	12,057,440	$12,058	$48,396,922	$(38,422,621)	$143,542	$10,129,901

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$648,723	$366,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177,963	135,116
Deferred income taxes	13,498	25,610
Non-cash consulting expense	232,500	—
Minority interest expense	(22,907)	20,866
(Increase) decrease in assets:
Trade receivables	1,246,801	526,597
Advance payments	(197,227)	249,217
Inventories	26,735	646,321
Other	33,989	(36,218)
Increase (decrease) in liabilities
Accounts payable	73,798	(197,194)
Deferred revenue	(500,736)	—
Taxes payable	(235,482)	(135,578)
Accrued and other liabilities	(63,330)	(445,867)

Net cash provided by operating activities	1,434,325	1,155,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(668,044)	(192,413)

Net cash used in investing activities	(668,044)	(192,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(781,316)	(1,202,806)
Long-term debt (net)	(25,949)	179,520

Net cash used in financing activities	(807,265)	(1,023,286)

Effect of exchange rate changes on cash	(52,894)	26,052

Net increase (decrease) in cash and cash equivalents	(93,878)	(33,893)

Cash and cash equivalents, beginning of period	155,010	47,362

Cash and cash equivalents, end of period	$61,132	$13,469

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Supplemental Disclosure of Non-cash Investing and Financing Activities

Acquisition of additional interest in S.A. Vitis Hincesti in 2003	$—	$181,418

Supplemental Disclosures of Cash Flow Information
Interest paid	$200,817	$194,314

Taxes paid	$173,053	$106,550

See notes to condensed consolidated financial statements

Asconi Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Asconi Corporation and its subsidiaries (collectively “the Company”) produce, market and sell premium Moldavian wines in countries outside Moldova, with approximately 90% percent of their revenue coming from sales to the Russian Federation.

In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April 2003 one-for-ten reverse stock split) of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation.

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

The condensed consolidated balance sheets, statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flow included herein are unaudited but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The nature of the Company’s business is such that the results of interim periods are not necessarily indicative of results that may be expected for any future interim period or for a full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, Asconi S.R.L., S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, S.A. Vitis Hincesti and Coppet Finance Limited. All material intercompany balances and transactions have been eliminated.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $30,459 and $28,595 at March 31, 2004 and December 31, 2003, respectively.

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

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The percentages applied are:

• Buildings	2% - 4.0%
• Machines and equipment	5% - 10%
• Vehicles	10% -20%
• Office equipment	20% -33%

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of March 31, 2004, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $129,176 and $57,965 during the three months ended March 31, 2004 and 2003, respectively.

The Company’s customers are not charged for shipping and handling costs incurred by the Company prior to transfer of title to the third party shipper under FOB shipping terms.

Employees’ benefits

Mandatory contributions are made by the Moldavian subsidiaries to the Moldavian Government’s health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of operations in the same period as the related salary cost.

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

Other income

Other income for the three months ended March 31, 2003 includes $150,000 of the proceeds of the settlement of certain litigation. Other income also includes gains and losses from foreign currency transactions.

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

Foreign currency accounting

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a gain of $355,304 and a loss of $167,760 during the three months ended March 31, 2004 and 2003, respectively.

Transaction gains and losses that arise from the effects of exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled gains of $249,473 and $6,624 during the three months ended March 31, 2004 and 2003, respectively.

Earnings Per Share

The Company has adopted SFAS No. 128, “Earnings Per Share”. Under SFAS No. 128, basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period. Diluted earnings (loss) per share is computed by assuming the issuance of additional shares of common stock (computed using the treasury stock method) for the exercise of outstanding options, warrants or conversion rights, assuming such exercise would have been dilutive. In the periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

All share and per share amounts give retroactive effect to the one-for-ten reverse stock split effectuated on May 12, 2003.

The Company had no options, warrants or convertible securities outstanding during the three months ended March 31, 2003.

For the three months ended March 31, 2004 the computation of diluted earnings per share excludes the assumed exercise of an aggregate of 459,600 warrants having exercise prices ranging from $7.00 to $8.52 (weighted average $7.97) as their assumed exercise would have been anti-dilutive.

Financial instruments

The net fair value of all financial assets and liabilities approximates their carrying value.

Recent pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement became effective for the Company in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the fiscal 2003 financial statements in order to conform to the classification used in the current year.

3.	PROPERTY, PLANT AND EQUIPMENT

	March 31, 2004	December 31, 2003
Land for development of vineyards	$960,948	$871,013
Land and buildings	2,802,082	3,178,533
Machinery and equipment	8,980,123	7,243,236
Other	202,594	224,695

	12,945,747	11,517,477

Less accumulated depreciation	(6,323,614)	(5,802,097)

	$6,622,133	$5,715,380

Property, plant and equipment in the amount of approximately $4,089,150 is pledged as collateral for loans aggregating $3,145,500 at March 31, 2004.

4.	SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote. Preferred shares have no voting rights. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

In January 2004, the Company issued 38,705 shares of common stock pursuant to stock purchase agreements whereby the Company sold shares at an offering price of $1.75 for aggregate gross offering proceeds of $67,700.

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense is being amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for the three months ended March 31, 2004 totaled $158,000 and is included in selling, general and administrative expense.

Warrants outstanding at March 31, 2004 are as follows:

Number of warrants	Exercise price	Exercise period
259,600	$8.52	December, 2004 to December, 2006
100,000	$7.00	April, 2004 to April, 2009
100,000	$7.50	June, 2004 to June, 2009

5.	SHAREHOLDER LITIGATION

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred et al vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint alleges, inter alia, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cites the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

Subsequent to the filing of the Alfred complaint, seven additional complaints were filed, all of which are pending in the United States District Court for the Middle District of Florida. These complaints contain allegations that are substantially similar in nature to those in the Alfred complaint, except that while the proposed Class Period in the Alfred complaint is from May 15, 2003 to March 23, 2004, the other complaints’ proposed Class Period is from June 11, 2001 to March 23, 2004. The Company has been served with four of the lawsuits. In the cases where the Company has been served, the Company has filed or will file stipulations with the Court seeking an extension of its time to formally respond to the lawsuits by July 30, 2004. On or about June 15, 2004 the law firms of Milberg Weiss Bershad & Schumlan LLP and Vianale & Vianale LLP, respectively, filed motions for Consolidation, Appointment as Lead Plaintiffs and Approval / Selection of Lead Counsel each on behalf of five shareholders (the “Lead Plaintiff Motions”). The Company served its responses to the Lead Plaintiff Motions on June 28, 2004, and has filed its response with the Court.

The Company intends to defend itself in these actions vigorously. There is no assurance, however, that this matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the litigation is in its early stages, the Company is unable to predict the outcome and has not recorded any liability of any judgment or settlement that may result from the resolution of this matter.

6.	RELATED PARTY TRANSACTIONS

The Company purchased $0 and $15,000 of bulk wine from VinExport, a Romanian company, during the three months ended March 31, 2004 and 2003. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each own 30% of the outstanding securities of VinExport. The bulk wine was purchased for the purpose of blending, bottling and selling in the regular course of business primarily throughout 2004. Prepayments for bulk wine to VinExport equaled $36,510 and $610,424 as of March 31, 2004 and December 31, 2003. VinExport delivers the wine within three months of receipt of prepayments.

7.	SEC AND AMEX PROCEEDINGS

Securities and Exchange Commission Informal Inquiry. On December 29, 2003, the Company received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain of the Company’s accounting practices. The SEC Denver staff followed up several times on its original questions and the Company provided, to the best of its ability, all information required to these follow up inquiries. The matters under investigation include, among others, the Company’s accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to the Company’s accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003. The investigation is ongoing, and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of its investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties or other available remedies. The Company will also likely continue to incur additional costs related to the investigation including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes.

American Stock Exchange delisting proceedings. From November 4, 2003 until March 24, 2004, the Company’s shares of common stock were traded on the American Stock Exchange (AMEX) under the symbol “ACD”. Effective on March 24, 2004, AMEX suspended the trading in the Company’s securities. The last full day the Company’s common stock was traded on AMEX was March 23, 2004. The trading suspension came after the Company’s March 23, 2004 public announcement that its periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 would be restated. In that press release the Company cautioned the marketplace not to rely upon its financial statements for the stated periods or any earnings guidance the Company had previously released with respect to the 2003 fiscal year until the Company published the restated financial statements. The Company filed its Annual Report on Form 10-KSB for the year ended December 31, 2003 on May 27, 2004 and filed amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, June 30 and September 30, 2003 on June 16, 2004.

On May 9, 2004, the AMEX staff notified the Company that it rejected the Company’s plan of compliance and commenced delisting proceedings against the Company. The AMEX staff cited the Company’s inability to file its annual report on Form 10-KSB for fiscal 2003 in a timely fashion and comply with its public reporting requirements under the federal securities laws as grounds for delisting under Section 1003(d) of the AMEX Company Guide. In addition, the AMEX staff noted that the AMEX’s inability to rely on the Company’s public filings in connection with the Company’s initial listing application to have its securities listed on the AMEX constituted another ground for de-listing since, in the AMEX staff’s view, it constituted an event or condition that made further dealings by the Company on AMEX unwarranted as set forth in Section 1002(e) of the AMEX Company Guide.

On May 13, 2004 the Company requested an oral hearing before an AMEX Listing Qualifications Panel (AMEX Panel) to demonstrate how it planned to regain compliance with its public reporting and AMEX continued listing requirements. The AMEX delisting action has been stayed pending the outcome of the oral hearing with the AMEX Panel.

The delisting hearing was originally scheduled for June 17, 2004. However, on June 2, 2004 the Company received a letter from the AMEX Assistant General Counsel advising that the hearing was being postponed. No specific date for a new hearing date has been set.

If the AMEX Panel does not grant the relief that the Company requests at the oral hearing, the Company’s securities could be de-listed from the exchange without further notice. There is no assurance that the AMEX Panel will grant the Company’s request. Even if the AMEX Panel grants the Company’s request, there can be no assurance that the Company will execute its plan in a timely manner or in a manner satisfactory to the AMEX Panel. In the event the Company were to fail to regain its compliance with the AMEX continued listing requirement, its securities may be subject to delisting from the AMEX.

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

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carryforwards we have in the United States. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by extent to which we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance for the entire amount of our deferred tax assets (primarily net operating loss carryforwards) in the United States as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

Although our Moldova subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). Additionally, our Moldova subsidiaries have certain bank loans that are denominated in U.S. dollars, and make certain purchases that are denominated in U.S. dollars. As required by SFAS No. 52, “Foreign Currency Translation”, at the time of such a U.S dollar denominated transaction the subsidiary records the revenue and related receivable, or the bank debt or other liability, in lei on the basis of the exchange rate in effect on the date of the transaction. However, if the exchange rate between the lei and the currency in which the transaction is denominated changes between the date of the original transaction and the date the resulting receivable is collected or liability is paid, the amount received or paid, when converted to lei, will be different than the receivable or liability originally recorded, resulting in a foreign currency transaction gain or loss which is recorded in the results of operations. Additionally, at the end of each reporting period the lei amounts for the receivables, bank debts and accounts payable of our Moldova subsidiaries that are denominated in U.S. dollars are adjusted to reflect the amount in lei expected to be received or paid when the receivable is collected or the liability settled on the basis of the exchange rate at the end of the period. These adjustments also produce foreign currency transaction gains or losses which are recorded in the results of operations.

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities.

The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the exchange rates (expressed in Moldova lei to U.S. $1.00) as of the beginning and end of the three months ended March 31, 2003 and 2004 as quoted by the National Bank of Moldova:

	Three months ended March 31,
	2003	2004
Exchange rate at beginning of period	13.82	13.22
Exchange rate at end of period	14.50	12.41

For the three months ended March 31, 2003, the value of the lei decreased 4.9% against the U.S dollar. We recognized a net foreign currency transaction gain of $6,624 (included in other income) for the three months ended March 31, 2003 as the amount of the U.S dollar denominated receivables of our Moldova subsidiaries slightly exceeded the amount of their U.S. dollar denominated liabilities.

For the three months ended March 31, 2004, the value of the lei increased by 6.1% against the U.S. dollar. We recognized a net foreign currency transaction gain of $249,473 (included in other income) for the three months ended March 31, 2004 as the balance of the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S dollar denominated receivables by an average of approximately $3.7 million during the three months ended March 31, 2004.

Subsequent to March 31, 2004 and through June 25, 2004 the value of the Moldova lei (“MDL”) increased against the value of the U.S. dollar by an additional 3.8%, and at June 25, 2004 the exchange rate was U.S. $1.00 = MDL 11.94. As of March 31, 2004 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $4.4 million.

Results of Operations

Three Months Ended March 31, 2004 As Compared To Three Months Ended March 31, 2003

Revenues. Revenues increased by $1,984,893 or 81.7% to $4,414,191 for the three months ended March 31, 2004 from $2,429,298 for the three months ended March 31, 2003. This increase in revenues was primarily the result of increases in both sales volumes and prices per unit of finished goods. Our case sales increased by approximately 166,000 cases or 57.2% to approximately 456,000 cases for the three months ended March 31, 2004 from approximately 290,000 cases for the three months ended March 31, 2003, The average price of a case increased from $8.38 for the three months ended March 31, 2003 to $9.68 for the three months ended March 31, 2004. The average price increased as the result of our ability to negotiate better prices with our distributors in our major markets such as the Russian Federation and Ukraine. We were able to obtain higher prices principally as a result of the increase in the popularity and brand recognition for our wines. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of sales. Cost of sales increased by $1,038,650 or 57.2% to $2,855,764 for the three months ended March 31, 2004 from $1,817,114 for the three months ended March 31, 2003. Gross profit increased by $946,243 from $612,184 for the three months ended March 31, 2003 to $1,558,427 for the three months ended March 31, 2004. The gross profit percentages were 35.3% and 25.2% for the three months ended March 31, 2004 and 2003, respectively. The gross profit percentage increased for the three months ended March 31, 2004 from the gross profit percentage for the three months ended March 31, 2003 as the result of increased production volumes in fiscal 2003, which allowed certain costs which do not vary directly with production volume to be absorbed at a lower rate per unit, and the increased prices discussed above.

Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 will produce wines that will be marketed by us in the latter part of 2004 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease. Additionally, in response to a shift in consumer preference to red wine we have over the last three years shifted our purchases of grapes and production of wine to increase the percentage that is red wine and decrease the percentage that is white wine. To date this shift in our purchases and production has not adversely affected our gross profit percentages. However, if our decisions concerning the allocation of our purchases of grapes and production of wine between red and white wines fail to match consumer preferences, our gross profit percentage could be adversely affected.

Selling, General and Administrative Expenses. Selling and administrative expenses increased by $675,527 or 847% to $755,241 for the three months ended March 31, 2004 from $79,714 for the three months ended March 31, 2003. Selling, general and administrative expenses were 17.1% of revenues in the three months ended March 31, 2004 and 3.3% of revenues in the three months ended March 31, 2003. The principal components of the increase in selling, general and administrative expenses were increases in shipping costs, consulting fees and professional fees. Shipping costs increased by $71,211 as the result of the increase in our sales. Consulting fees increased by $242,500, including $158,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Professional fees increased by $105,730, in part due to the expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements. Additional expenses related to this effort will effect the quarter ending June 30, 2004. In addition to these increases we also experienced increases in marketing, advertising and other general and administrative expenses reflecting our growing operations.

Depreciation and Amortization. Depreciation and amortization expense increased from $135,116 for the three months ended March 31, 2003 to $177,963 for the three months ended March 31, 2004 as the result of additions to our investments in production facilities.

Income (loss) from Operations. As a result of the foregoing, our income from operations increased by $227,869 or 57.3% to $625,223 for the three months ended March 31, 2004 from $397,354 for the three months ended March 31, 2003. This increase is primarily the result of the increases in revenues and gross profit discussed above.

Interest Expense. Interest expenses increased by $93,822 or 71.9% to $224,285 for the three months ended March 31, 2004 from $130,463 for the three months ended March 31, 2003. This increase was primarily due to additional debt we incurred to support the increased level of our operations, including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $20,866 for the three months ended March 31, 2003 to a negative $22,907 for the three months ended March 31, 2004 as the result of higher net income at subsidiaries in which Asconi S.R.L. has larger ownership, such as S.A. Orhei Vin, and lower net income or higher net loss at subsidiaries, in which Asconi S.R.L. has smaller ownership, such as S.A. Vitis Hincesti.

Other Income. Other income increased from $154,691 for the three months ended March 31, 2003 to $249,473 for the three months ended March 31, 2004. Other income includes foreign currency transaction gains and losses (see “Critical Accounting Policies and Estimates – Foreign Currency Accounting”). The other income for the three months ended March 31, 2003 also includes $150,000 from the partial settlement of certain litigation.

Income Taxes. Income taxes decreased by $9,237 to $24,595 for the three months ended March 31, 2004 from $33,832 for the three months ended March 31, 2003. This decrease was primarily due to a decrease in the net income generated by our operating subsidiaries in Moldova as well as the decrease in the effective tax rate in Moldova from 22% in 2003 to 20% in 2004. Our effective tax rates were 3.8% and 8.0% for the three months ended March 31, 2004 and 2003, respectively. The effective tax rates differ from the statutory rates due principally to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income. As a result of the forgoing our net income increased by $281,839 or 76.8% to $648,723 for the three months ended March 31, 2004 from $366,884 for the three months ended March 31, 2003. This increase is principally the result of the increases in revenues and gross profit discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2004 and 2003 our operations produced positive cash flows, which we used primarily to invest in the acquisition of additional land for future vineyard planting and the acquisition of additional production equipment during the three months ended March 31, 2004 and to repay bank loans during both the three months ended March 31, 2004 and 2003.

Cash flows from operations were $1,434,425 for the three months ended March 31, 2004 as compared to the cash flows from operations of $1,155,754 for the three months ended March 31, 2003. The $278,671 improvement in our operating cash flows from the three months ended March 31, 2003 to the three months ended March 31, 2004 is the result of the improvement in our operating results, which improved from net income of $366,884 for the three months ended March 31, 2003 to net income of $648,723 for the three months ended March 31, 2004. The increase in operating cash flows generated by this $281,839 increase in net income was supplemented by aggregate cash inflows of $1,320,599 resulting from lower levels of accounts receivable and higher levels of accounts payable, and offset by aggregate cash outflows of $996,775 resulting from decreases in deferred revenues, taxes payable, accrued and other liabilities, and an increase in advance payments.

For the three months ended March 31, 2004 we used $668,044 in investing activities to invest in additional land for the planting of vineyards and additional production equipment. We financed these investments using cash flows from operations. We also continued to repay our short-term debt and obligations on capital leases, which resulted in the total use of cash flows for financing activities of $807,265.

For the three months ended March 31, 2003 we used $192,413 in investing activities to invest in additional production facilities and purchase additional interests in S.A. Vitis Hincesti. These investments were financed through our cash flows from operations. As a result of the repayment of short-term debt and current maturities of long-term debt, net total cash used by financing activities was $1,023,286.

As of March 31, 2004, we had a cash balance of $61,232 and net working capital of $5,142,816. This compares with a cash balance of $155,010 and net working capital of $ 3,988,572 at December 31, 2003. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2004. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement became effective for us in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation and filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of May 27, 2004. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. Except as discussed below, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

On March 23, 2004, we issued a public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 will be restated. We cautioned the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to fiscal 2003 until we published the restated financial statements. Under the supervision of our audit committee, we inquired into the concerns raised by the SEC staff in its correspondence to us. We noted that the restatements would change, among other things, the accounting for our issuance of ten million shares issued during fiscal 2003 to Constantin Jitaru and Anatolie Sirbu, our named executive officers. The issuance of those shares was disclosed in our December 4, 2003 proxy statement and was ratified by our shareholders at our December 2003 shareholders’ meeting. We filed amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, June 30 and September 30, 2003 on June 16, 2004.

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

As of June 25, 2004 we have instituted the requirement that our audit committee meet at least once each quarter prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We have also instituted the requirement that all material contracts or agreements be (1) in writing, (2) executed only by the chief executive officer or chief financial officer, (3) if not in English, translated into English as soon as practicable after execution, and (4) immediately forwarded to our outside legal counsel.

We anticipate that the remaining steps will be completed by July 31, 2004, and that the completion of these steps will allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred et al vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint alleges, inter alia, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cites the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating our financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

Subsequent to the filing of the Alfred complaint, seven additional complaints were filed, all of which are pending in the United States District Court for the Middle District of Florida. These complaints contain allegations that are substantially similar in nature to those in the Alfred complaint, except that while the proposed Class Period in the Alfred complaint is from May 15, 2003 to March 23, 2004, the other complaints’ proposed Class Period is from June 11, 2001 to March 23, 2004. The Company has been served with four of the lawsuits. In the cases where the Company has been served, the Company has filed or will file stipulations with the Court seeking an extension of its time to formally respond to the lawsuits by July 30, 2004. On or about June 15, 2004 the law firms of Milberg Weiss Bershad & Schumlan LLP and Vianale & Vianale LLP, respectively, filed motions for Consolidation, Appointment as Lead Plaintiffs and Approval / Selection of Lead Counsel each on behalf of five shareholders (the “Lead Plaintiff Motions”). The Company served its responses to the lead plaintiff motions on June 28, 2004, and has filed its response with the Court.

The Company intends to defend itself in these actions vigorously. There is no assurance, however, that this matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the litigation is in its early stages, the Company is unable to predict the outcome and has not recorded any liability of any judgment or settlement that may result from the resolution of this matter.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	None.

(b)	None.

(c)	On January 20, 2004 we issued 37,705 shares of our common stock in a private placement to six accredited investors, all individuals. The shares were sold at a price of $1.75 per share for an aggregate gross offering amount of $67,700. These securities were not registered under the Securities Act of 1933 (“the “Securities Act”), and the issuance of the securities was affected in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. Commissions in the amount of $8,800 were paid in connection with the issuance of the securities.

On February 27, 2004 we issued 200,000 warrants for the purchase of 200,000 shares of our common stock to Amothy Corporation (“Amothy”) as consideration for strategic consulting services to be rendered by Amothy under a contract having a term of one year, but which, either we or Amothy can terminate the agreement after six months. 100,000 warrants have an exercise price of $7.00 per share and can be exercised from April 2004 to April 2009. 100,000 warrants have an exercise price of $7.50 per share and can be exercised from June 2004 to June 2009. These securities were not registered under the Securities Act, and the issuance of the securities was affected in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act as a transaction not involving a public offering. The warrants contain “piggyback” registration rights for the shares of common stock issueable upon the exercise, if any, of the warrants. The warrants also provide for cashless exercise if, at the time of any exercise, there is not effective a registration statement under the Securities Act for the shares of common stock issueable upon the exercise of the warrants. Amothy had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us its intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No underwriting discounts or commissions were paid in connection with the issuance of the securities.

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

On February 4, 2004 we filed a Current Report on Form 8-K regarding our announcement in a press release dated January 28, 2004 of the projected fiscal 2004 earnings guidance as well as reiterated the projected fiscal 2003 earnings guidance

On March 25, 2004 we filed a Current Report on Form 8-K regarding our announcement in a press release dated March 23, 2004 that our periodic public reports for the quarters ended June 30, 2003 and September 30, 2003 will be restated and that the financial statements set forth in those reports and certain other publicly released information should not be relied upon.

No financial statements were filed in connection with the foregoing Current Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: June 30, 2004	/s/ Constantin Jitaru
Constantin Jitaru,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by Constantin Jitaru, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.