Form 10QSB
period 2004-06-30
ASCONI CORP
filed 2004-08-16
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2004
Common Stock, $.001 par value	12,057,440

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(UNITED STATES DOLLARS)

	JUNE 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,681	$155,010
Trade receivables	3,179,193	3,455,732
Inventories	8,654,050	8,672,424
Refundable taxes and tax deposits	904,570	961,828
Advance payments	1,568,179	1,820,045
Prepaid consulting fees	318,000	—
Other	9,786	12,549

TOTAL CURRENT ASSETS	14,651,459	15,077,588

PROPERTY, PLANT AND EQUIPMENT, net	8,554,491	5,715,380
GOODWILL	245,116	205,352
OTHER	60,763	20,462

TOTAL ASSETS	$23,511,829	$21,018,782

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,807,127	$3,099,994
Short-term debt	4,780,027	6,511,169
Deferred revenue	914,789	1,012,663
Taxes payable	27,959	293,626
Accrued and other liabilities	186,406	171,564

TOTAL CURRENT LIABILITIES	10,716,308	11,089,016
LONG-TERM LIABILITIES
LEASE OBLIGATIONS	36,251	64,505
DEFERRED TAXES	384,889	387,511

TOTAL LIABILITIES	11,137,448	11,541,032

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	1,537,625	1,420,876
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock $.001 par value 100,000,000 authorized and 12,057,440 and 12,018,735 outstanding at June 30, 2004 and December 31, 2003	12,058	12,019
Additional paid in capital	49,191,859	48,361,031
Deferred consulting expense	(745,637)	(1,033,070)
Retained earnings (deficit)	(37,990,102)	(39,071,344)
Accumulated other comprehensive income (loss)	368,578	(211,762)

Total Shareholders' Equity	10,836,756	8,056,874

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,511,829	$21,018,782

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$4,623,754	$3,727,308	$9,037,945	$6,163,230

Cost of Sales (excluding depreciation and amortization)	2,914,482	2,518,380	5,770,246	4,335,494

Gross Profit	1,709,272	1,208,928	3,267,699	1,827,736

Depreciation and Amortization	173,544	195,346	351,507	330,462
Selling and Administrative expenses	1,104,767	352,444	1,860,008	432,158
Stock Issuance Expense	—	40,000,000	—	40,000,000
Stock Compensation Expense	—	400,000	—	400,000

Income (Loss) From Operations	430,961	(39,738,862)	1,056,184	(39,334,884)

Interest expense	200,912	177,159	425,197	307,622
Other (Income) Loss	(200,722)	(213,276)	(450,195)	(361,343)

Income (Loss) Before Income Taxes and Minority Interest	430,771	(39,702,745)	1,081,182	(39,281,163)

Provision for Income Taxes	13,498	51,975	38,093	85,807

Income (Loss) Before Minority Interest	417,273	(39,754,720)	1,043,089	(39,366,970)

Minority Interest in Income of Subsidiaries	(15,246)	45,662	(38,153)	66,528

Net Income (Loss)	432,519	(39,800,382)	1,081,242	(39,433,498)

Other Comprehensive Income (Loss):
Foreign Currency Translation	225,036	83,595	580,340	(84,165)

Comprehensive Income (Loss)	$657,555	$(39,716,787)	$1,661,582	$(39,517,663)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.04	$(5.68)	$0.09	$(9.28)

Weighted Average Number of Common Shares
Outstanding, Basic and Diluted	12,057,440	7,005,074	12,053,187	4,247,193

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital (net)	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders Equity
Balance at December 31, 2002	1,459,135	$1,459	$5,521,755	$—	$(1,206,294)	$(442,043)	$3,874,877
Stock issuance to directors and officers	10,000,000	10,000	39,990,000	—			40,000,000
Stock issuance for consulting services	200,000	200	799,800	(800,000)			—
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(300,000)	300,000	—	—	—
Amortization of expense	—	—	—	16,665	—	—	16,665
Stock issuance for stock compensation	100,000	100	399,900	—			400,000
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(39,433,498)	—	(39,433,498)
Foreign currency translation	—	—	—	—	—	(84,165)	(84,165)

Balance at June 30, 2003	11,759,135	$11,759	$46,411,455	$(483,335)	$(40,639,792)	$(526,208)	$4,773,879

Balance at December 31, 2003	12,018,735	$12,019	$48,361,031	$(1,033,070)	$(39,071,344)	$(211,762)	$8,056,874
Stock issuance - private placement	38,705	39	67,661	—	—	—	67,700
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(188,833)	188,833	—	—	—
Amortization of expense	—	—	—	98,600	—	—	98,600
Warrants issued for consulting	—	—	952,000	—	—	—	952,000
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,081,242	—	1,081,242
Foreign currency translation	—	—	—	—	—	580,340	580,340

Balance at June 30, 2004	12,057,440	$12,058	$49,191,859	$(745,637)	$(37,990,102)	$368,578	$10,836,756

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,081,242	$(39,433,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	351,507	330,462
Deferred income taxes	26,996	23,736
Minority interest expense	(38,153)	66,528
Non-cash consulting expense	757,800	16,665
Stock issuance expense	—	40,000,000
Stock compensation expense	—	400,000
Other - income from settlement	—	(101,000)
(Increase) decrease in assets:
Trade receivables	642,481	(161,759)
Advance payments	399,209	50,845
Inventories	939,636	1,110,270
Other	155,480	(193,958)
Increase (decrease) in liabilities
Accounts payable	1,062,457	(744,992)
Deferred revenue	(103,257)	—
Taxes payable	(296,856)	(104,305)
Accrued and other liabilities	171,185	(155,851)

Net cash provided by operating activities	5,149,727	1,103,143

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,603,994)	(224,213)

Net cash used in investing activities	(2,603,994)	(224,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(2,632,239)	(970,448)
Proceeds from long term debt	—	240,020
Repayment of long-term debt	—	—

Net cash used in financing activities	(2,632,239)	(730,428)

Effect of exchange rate changes on cash	(50,823)	(32,476)

Net increase (decrease) in cash and cash equivalents	(137,329)	116,026

Cash and cash equivalents, beginning of period	155,010	47,362

Cash and cash equivalents, end of period	$17,681	$163,388

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Supplemental Disclosure of Non-cash Investing and Financing Activities

Acquisition of additional interest in S.A. Vitis Hincesti in 2003	$—	$181,418

Supplemental Disclosures of Cash Flow Information
Interest paid	$372,004	$194,314

Taxes paid	$209,011	$106,550

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

Asconi S.R.L. was founded in 1994 and commenced significant operations in 1999. Asconi S.R.L. acquired a 70% interest in S.A. Fabrica de Vinuri din Puhoi and a 74% interest in S.A. Orhei Vin , both Moldovan entities, in October and December 2000, respectively. The interests were originally acquired by the shareholders of Asconi S.R.L., who subsequently contributed them to Asconi S.R.L. The contribution was recorded based on the historical cost of the interests to the shareholders, $350,000, reduced by the indebtedness of $302,826 incurred in the purchase of the interests for which Asconi S.R.L. assumed responsibility upon the contribution. Those acquisitions were accounted for as purchases.

In December 2001, the Company acquired 25% of S.A. Vitis Hincesti. In March 2002, the Company acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, the Company acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002 the Company accounted for its investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave the Company a controlling interest in S.A. Vitis Hincesti, at which time the Company began to consolidate S.A. Vitis Hincesti. In February 2003 the Company subscribed to a subscription offering by S.A. Vitis Hincesti increasing its ownership in S.A. Vitis Hincesti to 61%.

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

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, Asconi S.R.L., S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, S.A. Vitis Hincesti, Asconi Holding Company Limited and Coppet Finance Limited. All material intercompany balances and transactions have been eliminated.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $28,032 and $28,595 at June 30, 2004 and December 31, 2003, respectively.

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

Costs and expenses not directly related to the production activities, such as freight out and the compensation of sales, marketing, accounting and administrative personnel are included in selling, general and administrative expenses of the period in which they are incurred.

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

The costs to acquire land for vineyards, together with the costs to prepare the planting plans, prepare the sites, acquire and plant the rootstock, install any other related equipment and maintain the vineyard are capitalized until the production from the vineyard reaches a commercial level. Once commercial production is achieved, the Company will begin to depreciate the capitalized costs over their estimated useful lives, except that the costs of the land and any development costs such as planting plans and site preparation that have indefinite lives will not depreciated. Once depreciation begins, depreciation expense, together with the costs of growing, will be deferred as the costs of the unharvested grape crop until that crop is harvested and the costs are transferred to bulk wine. The Company’s vineyards are presently still in development and presently are not expected to reach commercial production until fiscal 2007.

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of June 30, 2004, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $70,324 and $55,139 during the three months ended June 30, 2004 and 2003, respectively, and $199,500 and $113,104 during the six months ended June 30, 2004 and 2003, respectively.

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

Other income

Other income for the three and six months ended June 30, 2003 includes $126,000 and $276,000 of the proceeds of the settlement of certain litigation. Other income for the three and six months ended June 30, 2004 and 2003 also includes gains and losses from foreign currency transactions.

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

Foreign currency accounting

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $225,036 and $83,595 during the three months ended June 30, 2004 and 2003, respectively, and a gain of $580,340 and a loss of $84,165 during the six months ended June 30, 2004 and 2003, respectively.

Transaction gains and losses that arise from the effects of exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled a gain of $187,247 and a loss of $133,498 during the three months ended June 30, 2004 and 2003, respectively, and a gain of $436,720 and a loss of $126,874 during the six months ended June 30, 2004 and 2003, respectively.

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

The Company had no options, warrants or convertible securities outstanding during the three months ended June 30, 2003.

For the three and six months ended June 30, 2004 the computation of diluted earnings per share excludes the assumed exercise of an aggregate of 459,600 warrants having exercise prices ranging from $7.00 to $8.52 (weighted average $7.97) as their assumed exercise would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the fiscal 2003 financial statements in order to conform to the classification used in the current year.

3.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2004	December 31, 2003
Land for development of vineyards	$468,084	$871,013
Vineyards	1,797,499	—
Land and buildings	4,305,396	3,178,533
Machinery and equipment	8,407,489	7,243,236
Other	273,542	224,695

	15,252,010	11,517,477

Less accumulated depreciation	(6,697,519)	(5,802,097)

	$8,554,491	$5,715,380

Property, plant and equipment in the amount of approximately $4,150,787 is pledged as collateral for loans aggregating $2,952,480 at June 30, 2004.

4.	SHAREHOLDERS’ EQUITY

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

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense is being amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for the three and six months ended June 30, 2004 totaled $476,000 and $634,000, respectively and is included in selling, general and administrative expense.

Warrants outstanding at June 30, 2004 are as follows:

Number of warrants	Exercise price	Exercise period
259,600	$8.52	December, 2004 to December, 2006
100,000	$7.00	April, 2004 to April, 2009
100,000	$7.50	June, 2004 to June, 2009

5.	SHAREHOLDER LITIGATION AND SEC INVESTIGATION

Shareholder Litigation. On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint, which seeks unspecified damages, alleges, among other things, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cites the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

Subsequent to the filing of the Alfred complaint, seven additional complaints, which seek unspecified damages, were filed, six of which are pending in the United States District Court for the Middle District of Florida (one of the complaints was voluntarily dismissed on July 14, 2004). These complaints contain allegations that are substantially similar in nature to those in the Alfred complaint, except that while the proposed Class Period in the Alfred complaint is from May 15, 2003 to March 23, 2004, the other complaints’ proposed Class Period is from June 11, 2001 to March 23, 2004. The Company has been served with five of the lawsuits, one of which has been voluntarily dismissed. In the cases where the Company has been served, the Company has filed motions to dismiss the Complaints.

On or about June 15, 2004 the law firms of Milberg Weiss Bershad & Schumlan LLP and Vianale & Vianale LLP, respectively, filed motions for Consolidation, Appointment as Lead Plaintiffs and Approval / Selection of Lead Counsel each on behalf of five shareholders (the “Lead Plaintiff Motions”), to which the Company responded on June 28, 2004. On July 2, 2004, the Court denied both Lead Plaintiff Motions. Thereafter, Milberg Weiss filed a motion for reconsideration of the Court’s denial of its motion, and, on July 22, 2004 the Court denied Milberg Weiss’ motion for reconsideration. Milberg Weiss then filed a renewed motion for reconsideration and the Company filed its response. The Court has not yet ruled on Milberg Weiss’s renewed motion for reconsideration.

In addition, four shareholders derivative actions, which seek unspecified damages, have been filed in the United States District Court, Middle District of Florida, naming seven of our directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The four shareholders derivatives suits allege, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contain allegations substantially similar to the pending class actions, and claim that the Company has been injured as a result of the pending class actions and the conduct that is alleged in the pending class actions. Two of the shareholders derivative suits have been served upon the Company. The Court has directed that the Company respond to the two shareholders derivative suits that have been served by August 17, 2004. The Company anticipates seeking dismissal of these two shareholders derivative suits.

On August 5, 2004, the Court held a status conference in the seven pending class actions. At the status conference, the Court issued a schedule for briefing of the Company’s four pending motions to dismiss in the class action cases where the complaint has been served on the Company. The Court directed that plaintiffs in each of the four cases respond to the Company’s motion to dismiss within thirty (30) days, and the Company has thirty (30) days thereafter to reply. The Court also issued an Order to Show Cause in three of the class actions where no counsel appeared at the Status Conference as to why sanctions should not be imposed on plaintiffs in such cases for failure of plaintiff’s counsel to appear at the Status Conference. On August 6, 2004, attorneys for plaintiff in one of these three actions advised the Court that such plaintiff wished to voluntarily discontinue such action.

The Company intends to defend itself in these actions vigorously. There is no assurance, however, that such matters will be resolved in the Company’s favor. An unfavorable outcome of these matters may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the litigations are in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

Securities and Exchange Commission Informal Inquiry. On December 29, 2003, the Company received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain of the Company’s accounting practices. The SEC Denver staff followed up several times on its original questions and the Company provided, to the best of its ability, all information required to these follow up inquiries. The matters under investigation include, among others, the Company’s accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to the Company’s accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003. The SEC also requested that certain officers or employees of the Company agree to give voluntary testimony. The Company’s chief executive and chief financial officers provided voluntary testimony on August 10 and 11, 2004, and other officers or employees of the Company are scheduled to give voluntary testimony in September, 2004. The investigation is ongoing, and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of its investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties or other available remedies. The Company will also likely continue to incur additional costs related to the investigation including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes. Because the investigation is in its early stages, the Company is unable to predict the outcome or reasonably estimate the range of loss, if any, that might result and accordingly has not recorded any liability for any penalties or settlements that may result from the resolution of this matter.

6.	RELATED PARTY TRANSACTIONS

The Company purchases bulk wine and grape juice from VinExport, a Romanian company. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each own 30% of the outstanding securities of VinExport. The bulk wine is purchased for the purpose of blending, bottling and selling in the regular course of business. The Company did not purchase bulk wine from VinExport during the three months ended June 30, 2004 and 2003, and purchased $0 and $15,000 of bulk wine during the six months ending June 30, 2004. Prepayments for bulk wine to VinExport equaled $6,633 and $610,424 as of June 30, 2004 and December 31, 2003. VinExport delivers the wine within three months of receipt of prepayments.

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

In December 2001 we acquired 25% of S.A. Vitis Hincesti. On March 7, 2002, we acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, we acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002 we accounted for our investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave us the controlling interest in S.A. Vitis Hincesti, at which time we began to consolidate S.A. Vitis Hincesti. In February 2003 we subscribed to a subscription offering by S.A. Vitis Hincesti, increasing our ownership in S.A. Vitis Hincesti to 61%.

Key Business Challenges and Risks

The nature of our operations, and the locations in which we operate and sell our products, create certain challenges and risks to us. These challenges and risks are discussed in Item I of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

We see certain of the factors as especially important to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance. The following discusses those factors.

Regulatory and economic conditions in Moldova. We produce all of our wines in Moldova, and as a result we may be affected by changes in the regulatory and economic conditions in Moldova.

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

The Republic of Moldova has undergone significant political and economic change since 1990 and any substantial change in current laws or regulations (or in the interpretations of existing laws or regulations), whether caused by changes in the government of Moldova or otherwise, could have an impact on our results of operations. The Republic of Moldova became the first former republic of the USSR to elect a communist majority parliament and therefore a communist president in 2001. Current political forces in the parliament are promoting significantly greater government controls over the economy and in particular over agricultural production. If the president and parliament decide to exert additional control over agricultural production, our business, financial condition and results of future operations could suffer. We could be forced to sell some of our land or vineyards, restrict the acres of vineyards that we are allowed to harvest or limit the amount of wine we are permitted to bottle and/or sell in the Republic of Moldova or export to other countries. We may also be required to pay additional taxes and/or fees in connection with our production of wine and we may not have as much control over the operations of our day-to-day business operations in the Republic of Moldova. Additionally, because we export most of our products, actions by the government implement additional controls on import and export operations, whether prompted by concerns over money laundering or other concerns, could limit our ability to quickly respond to customer needs in other countries and/or bring in capital into the Republic of Moldova for business operations.

Finally, although our Moldova subsidiaries incur most of their expenses in the lei, many of their sales are to customers outside of Moldova and are therefore denominated in currencies other than the lei (principally the U.S. dollar). Additionally, our Moldova subsidiaries have certain bank loans that are denominated in U.S. dollars, and make certain purchases that are denominated in U.S. dollars. As a result, our operating results can be affected by changes in the exchange rate between the lei and other currencies, principally the U.S. dollar. Such exchange rates reflect, and may change, as a result of changes in economic and political conditions in Moldova. See “Foreign Currency Exchange Rates” below.

Economic conditions in our key markets. We derived approximately 99% of our total revenue in the fiscal 2003 from sales of our products outside Moldova, with approximately 89% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. These efforts have enabled us to increase our overall sales while decreasing the percentage of our total sales accounted for by exports to the Russian Federation from approximately 95% in fiscal 2000 to approximately 89% in fiscal 2003. Our plan is to attempt to reduce our sales in the Russian Federation to about 70% of our total revenues over the next five years by increasing our sales to our other current markets and entering new markets, including the United States, Central and Western Europe and Israel. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital. For example, the Government of Ukraine unilaterally doubled excise taxes on imported wines during fiscal 2003 in order to protect Ukrainian producers. Although our sales to Ukraine have not decreased as a result of this increased excise tax, the growth of our sales in the Ukrainian market might otherwise have been higher. These disruptions can affect our ability to import and export products and repatriate funds, which in turn can affect the level of consumer demand for our products, leading to a decrease in our levels of sales or profitability.

Competition. Our wines compete in all of the wine market segments with many other Moldovan and foreign wines. Our wines also compete with popular-priced generic wines and with other alcoholic and, to a lesser degree, non-alcoholic beverages, for shelf space in retail stores and for marketing focus by our independent distributors, many of which carry extensive brand portfolios.

We have made a concerted effort to increase the quality of our products, as we believe that offering a superior product will increase our ability to both enter new markets and increase our market share in our current markets. Our competitive advantage in the Russian Federation market is our large product line and strong brand image, which is maintained through the efforts, including advertising and sales campaigns, of our distributors in the Russian Federation. Our goal is to increase to use the popularity of our wines and our brand recognition to increase the volume of our sales and to obtain increases in the prices we obtain from our distributors.

However, wholesaler, retailer and consumer purchasing decisions are influenced by, among other things, the perceived absolute or relative overall value of our products, including their quality or pricing, compared to competitive products. Unit volume and dollar sales could also be affected by pricing, purchasing, financing, operational, advertising or promotional decisions made by wholesalers and retailers which could affect their purchases of, or consumer demand for, our products. We could also experience higher than expected selling, general and administrative expenses if we find it necessary to increase advertising or promotional expenditures, or the number of our personnel to maintain our competitive position, or for other reasons.

Distribution network. We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest distributor in the Russian Federation, Iantarnaia Grozdi, represented approximately 24% of our revenues in fiscal 2003 and fiscal 2002, and approximately 21% for the six months ended June 30, 2004. Sales to our five largest distributors combined, Iantarnaia Grozdi, GB Holding Vin, Expovin, Sever and Davis, all of whom are in the Russian Federation, represented approximately 82% of our revenues for fiscal 2003, 79% of our revenues for fiscal 2002, and approximately 71% for the six months ended June 30, 2004. Our sales to these distributors are expected to continue to represent a substantial amount of our net revenues in the near future. Distribution channels for alcoholic beverage products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Our agreements with our distributors are for a one year term, and are renewed on an annual basis. In the future, our distributors and retailers may decide to not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of these distributors, consumer preferences or consumer spending in the Russian Federation could affect both the quantity and price level of the wines that we are able to sell to these distributors.

Cost and availability of grapes and other raw materials. Our business is heavily dependent upon raw materials, such as grapes, grape juice in bulk, grains and packaging materials which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply goods to our customers. We are also directly affected by increases in the costs of such raw materials. In the past, we have experienced significant increases in the cost of grapes. In fiscal 2004 we plan to plant approximately 815 acres of vineyards. Those vineyards would be expected to produce their first harvest in the fall of 2007, and reach their full production capacity in the fall of 2009. We believe that having our own vineyards will provide us with more control over the access to and cost and quality of the grapes we use. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages. A shortage in the supply of wine grapes could result in an increase in the price of some or all of the grape varieties we purchase and a corresponding increase in our wine production costs. If we cannot increase prices because of competitive pressure, increased grape supply costs could reduce our profits.

Seasonality. Our revenues and operating results may vary from quarter to quarter due to seasonal changes in consumer consumption habits. For example, sales volumes tend to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our cash flows and the levels of borrowing. For example, our borrowing levels typically are highest during fall when we have to pay growers for grapes harvested and make payments related to the harvest.

Capital. The wine industry is a capital-intensive business which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. We estimate our need for capital expenditures at approximately $10 million over three years to be used for planting additional acres of vineyards, renovating and upgrading our production facilities. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. In order to ensure continued growth in our operations, we estimate that we will need to increase our working capital by 30% annually. These funds will be used to increase our purchases of grapes as well as other raw materials such as glass, cork and labels. These capital expenditures and working capital requirements will have to be financed from cash flows from operations, additional borrowings or additional equity financing. There is no assurance we will be able to attract sufficient debt or equity capital, and in particular our ability to attract equity capital may be adversely effected if the price of our common stock declines as the result of negative publicity about the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 or the due to the related litigation (see Note 5 of Notes to Condensed Consolidated Financial Statements). If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our more technologically advanced competitors who are able to invest in modern winemaking equipment will be adversely affected.

Foreign currency exchange rates. Our net income may be significantly affected by changes in the exchange rates between the lei and other currencies, in particular the U. S. Dollar. See “Critical Accounting Policies and Estimates – Foreign currency accounting.”

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 of Notes to the Condensed Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. The following discusses our significant accounting policies and estimates.

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for the three and six months ended June 30, 2004.

Allowance for doubtful accounts. We provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. Historically our bad debt experience and allowances for doubtful accounts have not fluctuated significantly, and any reasonably likely change in the assumptions we currently use would not have a material affect on our results of operations. However, we are not able to predict future changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimated of the recoverability of our trade receivables could be materially affected, and we may be required to record additional allowances.

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance for the three or six months ended June 30, 2004.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss for the three or six months ended June 30, 2004.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the exchange rates (expressed in Moldova lei to U.S. $1.00) as of the beginning and end of the three and six months ended June 30, 2003 and 2004 as quoted by the National Bank of Moldova:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Exchange rate at beginning of period	14.50	12.41	13.82	13.22
Exchange rate at end of period	14.15	11.95	14.15	11.95

For the three months ended June 30, 2003 the value of the lei increased 2.41% against the U.S. dollar. We recognized a net foreign currency loss of $133,498 as the amount of the U.S dollar denominated receivables of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated liabilities. For the six months ended June 30, 2003, the value of the lei decreased 2.39% against the U.S. dollar. We recognized a net foreign currency loss of $126,874 which principally represented the losses recognized in the three months ended June 30, 2003 when the value of the lei increased and the U.S dollar denominated receivables of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated liabilities (such amounts were approximately equal during the three months ended March 31, 2003).

For the three and six months ended June 30, 2004, the value of the lei increased by 3.71% and 9.61%, respectively, against the value of the U.S. dollar. We recognized net foreign currency transaction gains of $187,247 and $436,720, respectively, for the three and six months ended June 30, 2004 as the balance of the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S dollar denominated receivables during those periods.

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At June 30, 2004 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $4.7 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $47,000, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $47,000.

Results Of Operations

Three Months Ended June 30, 2004 As Compared To Three Months Ended June 30, 2003

Revenues. Revenues increased by $896,446 or 24.1% to $4,623,754 for the three months ended June 30, 2004 from $3,727,308 for the three months ended June 30, 2003. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 144,000 cases, or 46.5% to approximately 454,000 cases for the three months ended June 30, 2004 from approximately 310,000 cases for the three months ended June 31, 2004. The average price of a case decreased from $12.02 for the three months ended June 30, 2003 to $10.18 for the three months ended June 30, 2004. The average price decreased as the result the shift in the assortment of wines sold during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $396,102 or 15.7% from $2,518,380 for the three months ended June 30, 2003 to $1,914,482 for the three months ended June 30, 2004. Gross profit increased by $500,344 from $1,208,928 for the three months ended June 30, 2003 to $1,709,272 for the three months ended June 30, 2004. The gross profit percentages were 32.4% and 37.0% for the three months ended June 30, 2003 and 2004, respectively. The gross profit percentage increased for the three months ended June 30, 2004 from the gross profit percentage for the three months ended June 30, 2003 primarily as the result of the increase in sales, as certain costs of production and sales do not vary directly with the volume of production and sales. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 will produce wines that will be marketed by us in 2004 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses increased by $752,323 or 213.5% from $352,444 for the three months ended June 30, 2003 to $1,104,767 for the three months ended June 30, 2004. Selling, general and administrative expenses were 23.9% of revenues in the three months ended June 30, 2004 and 9.5% of revenues in the three months ended June 30, 2003. The principal components of the increase in selling, general and administrative expenses were increases in consulting fees and professional fees. Consulting fees increased by approximately $525,000, including an expense of $476,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Professional fees increased by approximately $100,000, in part due to the expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements. Additional expenses related to this effort will effect the quarter ending September 30, 2004. In addition to these increases we also experienced increases in marketing, advertising and other general and administrative expenses reflecting our growing operations.

Depreciation and Amortization. Depreciation and amortization expense decreased from $195,346 for the three months ended June 30, 2003 to $173,544 for the three months ended June 30, 2004 as the result of retirement of certain equipment, which is being replaced by new equipment during the ongoing renovation of out wineries. A substantial portion of the additions to our property, plant and equipment during the six months ended June 30, 2004 consisted of costs relating to the development and planting of our vineyards or equipment which will be put into service in the second half of fiscal 2004. As a result these costs are not yet being depreciated. We expect that the installation of the majority of the new equipment will be completed during the three months ending September 30, at which point such equipment will be depreciated in accordance with the Company’s accounting policies. This will result in higher depreciation expense in future periods. The costs relating to the Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

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

Income (loss) from Operations. As a result of the foregoing, our income from operations for the three months ended June 30, 2004 was $430,961 as compared to a $39,738,862 loss from operations for the three months ended June 30, 2003. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $661,138 for the three months ended June 30, 2003. Thus, after taking into account the effect of these non-recurring items on the income from operations for the three months ended June 30, 2003, our income from operations for the three months ended June 30, 2004 would have decreased by $230,177 , or 34.8%, from our income from operations for the three months ended June 30, 2003. This decrease would have principally been the result of the increases in consulting and professional fees discussed above.

Interest Expense. Interest expense increased by $23,753 or 13.4% from $177,159 for the three months ended June 30, 2003 to $200,912 for the three months ended June 30, 2004. This increase was primarily due to the increase in our average borrowing rate on debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $45,662 for the three months ended June 30, 2003 to a negative $15,246 for the three months ended June 30, 2004 as the result of the lower net income or higher net loss in subsidiaries with smaller ownership by us such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes decreased from $51,975 for the three months ended June 30, 2003 to $13,498 for the three months ended June 30, 2004. The decrease was primarily the result of a decrease in the income generated by our operating subsidiaries in Moldova. Our effective tax rates were a negative

0.1% for the three months ended June 30, 2003 and 3.1% for the three months ended June 30, 2004. The effective tax rates differ from the statutory rates principally due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income was $432,519 for the three months ended June 30, 2004 as compared to a net loss of $39,800,382 for the three months ended June 30, 2003. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income would have been $599,618 for the three months ended June 30, 2003. Thus, after taking into account the effect of these non-recurring items on our net income for the three months ended June 30, 2003, our net income for the three months ended June 30, 2004 would have decreased by $167,099, or 27.9%, from our net income for the three months ended June 30, 2003. This decrease would have principally been the result of the increases in consulting and professional fees discussed above.

Six Months Ended June 30, 2004 As Compared To Six Months Ended June 30, 2003

Revenues. Revenues increased by $2,874,715 or 46.6% from $6,163,230 for the six months ended June 30, 2003 to $9,037,945 for the six months ended June 30, 2004. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 310,000 cases, or 51.7% to approximately 910,000 cases for the three months ended June 30, 2004 from approximately 600,000 cases for the three months ended June 31, 2004. The average price of a case decreased from $10.26 for the six months ended June 30, 2003 to $9.93 for the six months ended June 30, 2004. The average price decreased as the result the shift in the assortment of wines sold. That shift, and the resulting decrease in average prices, occurred principally in the second quarter of fiscal 2004 as compared to the three months ended June 30, 2003, and offset the increase in average prices we had in the first quarter of fiscal 2004. The average price per case of bottled wine will vary from period to quarter period on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single interim period may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $1,434,752 or 33.1% from $4,335,494 for the six months ended June 30, 2003 to $5,770,246 for the six months ended June 30, 2004. Gross profit increased by $1,439,963 from $1,827,736 for the six months ended June 30, 2003 to $3,267,699 for the six months ended June 30, 2004. The gross profit percentages were 29.7% and 36.2% for the six months ended June 30, 2003 and 2004, respectively. The gross profit percentage increased for the six months ended June 30, 2004 from the gross profit percentage for the six months ended June 30, 2003 primarily as the result of the increase in sales and production, which allowed certain costs which do not vary directly with production volume to be absorbed at a lower rate per unit.

Depreciation and Amortization. Depreciation and amortization expense increased from $330,462 for the six months ended June 30, 2003 to $351,507 for the six months ended June 30, 2004 as the result of certain additions to our property, plant and equipment during the six months ended June 30, 2004, which were partially offset by the retirement of certain equipment during the three months ended June 30, 2004 as discussed above.

Selling and Administrative Expenses. Selling and administrative expenses increased by $1,427,850 or 330.4% from $432,158 for the six months ended June 30, 2003 to $1,860,008 for the six months ended June 30, 2004. Selling, general and administrative expenses were 20.6% of revenues in the six months ended June 30, 2004 and 7.0% of revenues in the six months ended June 30, 2003. The principal components of the increase in selling, general and administrative expenses were increases in shipping costs, consulting fees and professional fees. Shipping costs increased by $86,396 as the result of the increase in our sales. Consulting fees increased by $767,500, including an expense of $634,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Professional fees increased by approximately $205,000, in part due to the expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements. Additional expenses related to this effort will effect the quarter ending September 30, 2004. In addition to these increases we also experienced increases in marketing, advertising and other general and administrative expenses reflecting our growing operations.

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

Income (loss) from Operations. As a result of the foregoing, our income from operations for the six months ended June 30, 2004 was $1,056,184 as compared to a $39,334,884 loss from operations for the six months ended June 30, 2003. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $1,065,116 for the six months ended June 30, 2003. Thus, after taking into account the effect of these non-recurring expenses on the income from operations for the six months ended June 30, 2003, our income from operations for the six months ended June 30, 3004 did not change materially, as the increase in our consulting and professional fees would have been offset by the increase in our sales and gross profit.

Interest Expense. Interest expense increased by $117,575 or 38.2% from $307,622 for the six months ended June 30, 2003 to $425,662 for the six months ended June 30, 2004. This increase was primarily due to the increase in our average borrowing rate combined with higher average outstanding debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $66,528 for the six months ended June 30, 2003 to a negative $38,153 for the three months ended June 30, 2004 as the result of the lower net income or higher net loss in subsidiaries with smaller ownership by the parent such as S.A. Orhei Vin and S.A Vitis Hincesti.

Income Taxes. Income taxes decreased from $85,807 for the six months ended June 30, 2003 to $38,093 for the six months ended June 30, 2004 as the result of the decrease in the taxable income reported by our operating subsidiaries in Moldova. Our effective tax rates were a negative 0.2% for the six months ended June 30, 2003 and 3.5% for the six months ended June 30, 2004. The effective tax rates differ from the statutory rates due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income for the six months ended June 30, 2004 was $1,081,242 as compared with a net loss of $39,433,498 for the six months ended June 30, 2004. This change primarily resulted from the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income for the six months ended June 30, 2003 would have been $966,502. Thus, taking into account the effect of these non-recurring items on our net income for the six months ended June 30, 2003 our net income for the six months ended June 30, 2004 would have increased by $114,740 or 11.9%.

Liquidity and Capital Resources

During the six months ended June 30, 2004 and 2003 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment and to repay bank loans.

Cash flows from operations were $5,149,727 for the six months ended June 30, 2004 as compared to the cash flows from operations of $1,103,143 for the six months ended June 30, 2003. The $4,046,584 improvement in our operating cash flows from the six month ended June 30, 2003 to the six months ended June 30, 2004 is the result of the improvement in our operating results, which, without the effect of $757,800 of non-cash consulting fees during the six months ended June 30, 2004, and without the effect of $40,400,000 of non-cash stock based expenses, improved from net income of $966,502 for the six months ended June 30, 2003 to net income of $1,839,042 for the six months ended June 30, 2004. The increase in cash flows generated by this $872,540 increase in net income was supplemented by aggregate cash inflows of $3,370,448 resulting from lower levels of accounts receivable, advance payments, inventories and tax receivables, and higher levels of accounts payable and accrued and other liabilities, and offset by aggregate cash outflows of $400,113 resulting from decreases in deferred revenues and taxes payable. Although our operating cash flows for the six months ended June 30, 2004 include the effect of an increase in our accounts payable of $1.1 million from December 31, 2003 to June 30, 2004, even if our accounts payable had not increased our operations for the six months ended June 30, 2004 would have generated positive cash flows of $4.0 million.

For the six months ended June 30, 2004 we used $2,603,994 in investing activities to invest in additional production facilities and the development of our vineyards, We financed these investments using cash flows from operations. We also used $2,632,239 for repayments of short-term debt, which resulted in the use of cash flows by financing activities of $2,632,239.

For the six months ended June 30, 2003 we used $224,213 in investing activities to invest in additional production facilities. We financed these investments using our cash flows from operations. We also repaid $970,448 of short term debt, which net of the increase in long term debt of 240,020 resulted in the use of cash flows by financing activities of $730,428.

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. At June 30, 2004 we have an aggregate of approximately $4.8 million of such borrowings, all of which is due in fiscal 2004 except for $36,251 of capital lease obligations. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements to not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

We have no unused lines of credit or other borrowing facilities at June 30, 2004. However, we have been negotiating with our current lenders to extend our debt repayment schedules, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures.

As of June 30, 2004, we had a cash balance of $17,681, and net working capital of $3,935,151. This compares with a cash balance of $155,010 and net working capital of $3,988,572 at December 31, 2003. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2004. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation and filing of this Quarterly Report on Form 10-QSB for the quarter ended June 30 , 2004, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of June 30, 2004 .. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. Except as discussed below, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

As of July 31, 2004 we have instituted the requirement that our audit committee meet at least once each quarter prior to the release of that period’s financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. We have also instituted the requirement that all material contracts or agreements be (1) in writing, (2) executed only by the chief executive officer or chief financial officer, (3) if not in English, translated into English as soon as practicable after execution, and (4) immediately forwarded to our outside legal counsel.

We had originally anticipated that the remaining steps, which involved the hiring of a chief accounting officer and the reconstituting of our audit committee to include at least one “financial expert”, would be completed by July 31, 2004. However, in part as the result of the stockholder litigation against us and the SEC inquiry, we have to date been unable to attract and retain an acceptable candidate for either position. We will continue to diligently seek out a chief accounting officer and new members for our audit committee.

In the interim, our current accounting and financial reporting personnel are performing the duties to be performed by the new chief accounting officer, and are consulting regularly with our auditors, and our audit committee has engaged outside counsel which attends each audit committee meeting.

We believe that the completion of these steps will allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint, which seeks unspecified damages, alleges, among other things, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cites the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

Subsequent to the filing of the Alfred complaint, seven additional complaints, which seek unspecified damages, were filed, six of which are pending in the United States District Court for the Middle District of Florida (one of the complaints was voluntarily dismissed on July 14, 2004). These complaints contain allegations that are substantially similar in nature to those in the Alfred complaint, except that while the proposed Class Period in the Alfred complaint is from May 15, 2003 to March 23, 2004, the other complaints’ proposed Class Period is from June 11, 2001 to March 23, 2004. The Company has been served with five of the lawsuits, one of which has been voluntarily dismissed. In the cases where the Company has been served, the Company has filed motions to dismiss the Complaints.

On or about June 15, 2004 the law firms of Milberg Weiss Bershad & Schumlan LLP and Vianale & Vianale LLP, respectively, filed motions for Consolidation, Appointment as Lead Plaintiffs and Approval / Selection of Lead Counsel each on behalf of five shareholders (the “Lead Plaintiff Motions”), to which the Company responded on June 28, 2004. On July 2, 2004, the Court denied both Lead Plaintiff Motions. Thereafter, Milberg Weiss filed a motion for reconsideration of the Court’s denial of its motion, and, on July 22, 2004 the Court denied Milberg Weiss’ motion for reconsideration. Milberg Weiss then filed a renewed motion for reconsideration and the Company filed its response. The Court has not yet ruled on Milberg Weiss’s renewed motion for reconsideration.

In addition, four shareholders derivative actions, which seek unspecified damages, have been filed in the United States District Court, Middle District of Florida, naming seven of our directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The four shareholders derivatives suits allege, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contain allegations substantially similar to the pending class actions, and claim that the Company has been injured as a result of the pending class actions and the conduct that is alleged in the pending class actions. Two of the shareholders derivative suits have been served upon the Company. The Court has directed that the Company respond to the two shareholders derivative suits that have been served by August 17, 2004. The Company anticipates seeking dismissal of these two shareholders derivative suits.

On August 5, 2004, the Court held a status conference in the seven pending class actions. At the status conference, the Court issued a schedule for briefing of the Company’s four pending motions to dismiss in the class action cases where the complaint has been served on the Company. The Court directed that plaintiffs in each of the four cases respond to the Company’s motion to dismiss within thirty (30) days, and the Company has thirty (30) days thereafter to reply. The Court also issued an Order to Show Cause in three of the class actions where no counsel appeared at the Status Conference as to why sanctions should not be imposed on plaintiffs in such cases for failure of plaintiff’s counsel to appear at the Status Conference. On August 6, 2004, attorneys for plaintiff in one of these three actions advised the Court that such plaintiff wished to voluntarily discontinue such action.

The Company intends to defend itself in these actions vigorously. There is no assurance, however, that such matters will be resolved in the Company’s favor. An unfavorable outcome of these matters may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the litigations are in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

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

On April 15, 2004 we filed a Current Report on Form 8-K regarding our announcement in a press release dated April 14, 2004 that our annual public report for the fiscal year ended December 31, 2003 will be filed later than expected.

On June 24, 2004 we filed a Current Report on Form 8-K regarding a change in our auditors as of June 22, 2004. The firm of Moore Stephens Lovelace P.A. replaced Michaelson & Co. P.A.

No financial statements were filed in connection with the foregoing Current Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: August 16, 2004	/s/ Constantin Jitaru
Constantin Jitaru,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by Constantin Jitaru, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.