Form 10QSB/A
period 2003-03-31
ASCONI CORP
filed 2004-11-02
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

AMENDMENT No. 2

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

EXPLANATORY NOTE

Asconi Corporation is filing this Amendment No. 2 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2003 (the “Form 10-QSB”), as previously amended by the Amended Quarterly Report on Form 10-QSB/A (Amendment No. 1). This Amendment No. 2 is being filed to amend Part I, Item 3, “Controls and Procedures.” All other statements and provisions in the Form 10-QSB Amendment No. 1 have not been updated and remain unchanged.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation and filing of the original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of March 31, 2003. Based on this evaluation, the principal executive and principal financial officers at that time concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

However, as a result of the events discussed in the following two paragraphs, in connection with the preparation and filing of this amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, reevaluated the conclusions reached as the result of original evaluation of the effectiveness of our disclosure controls and procedures as those controls existed as of March 31, 2003. As a result of that reevaluation, the principal executive and principal financial officers have concluded that the conclusion reached at the time of the filing of the original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 was incorrect, and that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

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

The reevaluation of the results of our evaluation of our disclosure controls and procedures carried out by our management considered whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our fiscal 2002 and interim 2003 financial statements had to be restated. We concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder due to the following reasons:

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

ASCONI CORPORATION

Date: October 29, 2004	/s/ Constantin Jitaru,
Constantin Jitaru,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.