Form 10KSB/A
period 2003-12-31
ASCONI CORP
filed 2004-11-02
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

We own 100% of the equity interest in Asconi Holding Company Limited, which owns 100% of the equity interest in Asconi S.R.L. and Coppet Finance Limited, a British Virgin Island limited liability company. Asconi S.R.L. owns 70% of the equity interest in S.A. Fabrica de Vinuri din Puhoi, 74% of the equity interest in S.A. Orhei-vin and 61% of the equity interest in S.A. Vitis Hincesti. All three entities in which Asconi S.R.L. owns an equity interest are Moldovan entities.

Asconi S.R.L., S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-vin and S.A. Vitis Hincesti all are engaged in the production and distribution of wine. Coppett Finance Limited serves as the selling subsidiary for certain of our sales to customers outside of Moldova, in particular to certain customers in the Russian Federation, and also contracts for certain services used by the wine making subsidiaries. We use Coppett Finance Limited for these purposes to avail ourselves of certain tax savings that are available because Coppett Finance Limited is incorporated in the British Virgin Islands. In general Coppett Finance Limited hold minimal assets, and the net cash received by Coppett Finance Limited is transferred to the Moldova subsidiaries through inter-company loans.

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

Our success depends largely upon our ability to protect our current and future brands and products, and to defend our intellectual property rights, especially in the Russian Federation. We have been issued 57 trademark registrations in 18 countries covering our brands and products, with approximately 150 trademark applications pending as of the date of this report. These registrations included Asconi, Orhei Vin, Vitis Hincesti, Muscat Asconi, Muscat Rubiniu, Old Orhei, Castle Orhei and Regal Asconi marks. The duration of these trademark registrations ranges from ten to twenty five years depending on the jurisdiction in which the registration is made. Asconi is one of the most familiar brands of Moldovan wine sold in the Russian Federation. Since the Russian Federation has less intellectual property protection than the U.S. or the European Economic Union, we have a greater risk in the Russian Federation of infringement of our material trademarks. Competitors infringing on our trademarks by using trademarks, trade names or trade dress that resemble ours will dilute our intellectual property rights, which could materially harm our ability to maintain or expand our sales and our future financial results.

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

Our internal disclosure controls had certain events of control deficiencies constituting material weaknesses.

Our Certifying Officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities and Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) for the company and we regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-QSB and annually on our Form 10-KSB.

In our most recent periodic reports , the Certifying Officers have concluded that the company had certain events of control deficiencies, constituting material weaknesses. Control deficiencies were last reported in the first quarter of 2004.

The nature of these control deficiencies, and our plans and progress in implementing corrective steps, are discussed in Item 8 Controls and Procedures in this amended Annual Report on Form 10-KSB/A.

While, as discussed in Item 8, management is responsible for ensuring an effective control environment and is taking steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, the inherent nature of our business and rapidly changing environment may affect management’s ability to be successful with this initiative. There can be no assurance that the steps that the company is undertaking or will undertake in the immediate future will prevent any future controls and procedures deficiencies.

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

ITEM 3. LEGAL PROCEEDINGS

On or about April 16, 2004, one of our shareholders filed a class action complaint, Maureen E. Alfred et al vs. Constantin Jitaru, Anatolie Sirbu and Acsoni Corp, Case 04-CV-534 in the U.S. District Court, Middle District of Florida alleging that we, along with Constantin Jitaru, our President, CEO and Chairman of the Board, and Anatolie Sirbu, our CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint alleges, inter alia, that the defendants made material misrepresentations and omissions of material facts concerning our business performance and financial condition and failed to disclose certain related party transactions, thereby overstating our financial condition during a period from May 2003 to March 2004. The complaint specifically cites our March 23, 2004 press release in which we disclosed that we would be restating our financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint, which seeks unspecified damages, alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu. We intend to defend ourselves in this action vigorously. There is no assurance, however, that this matter will be resolved in our favor. An unfavorable outcome of this matter may have a material adverse impact on our business, results of operations, financial position, or liquidity.

Other than described above, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

During the fiscal year ended December 31, 2003, we settled the lawsuit we filed in July 2001. The lawsuit was filed in the Circuit Court of the Ninth Judicial circuit in and for Orange County, Florida, against Vadim Enikeev; Serguei Melnik; La-Sal Capital, Inc., a Florida corporation; Icara, Inc. a Florida corporation, Stoneside Development Limited, a personal services corporation, Goldberg Law Group, PA., a Florida corporation; Glenn E. Goldberg; Alan S. Lipstein; George Carapella; Thomas L. Tedrow; Larry Eastland and Robert Klosterman. In our lawsuit, we were seeking damages against the defendants for breach of contract, rescission, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, civil conspiracy, declaratory relief, violation of Florida Securities Investors Protection Act, and fraudulent inducement. We alleged that defendants Serguei Melnik and Vadim Enikeev abused limited authority given to them as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without our approval for their individual and collective profit. We further alleged that many of the defendants entered into, or facilitated entry into, unapproved “consulting agreements” as a vehicle to justify the issuance of 1.6 million shares (before the effect of our May, 2003 one-for-ten reverse stock split) of our common stock, and that the “consultants” provided little or no services to us but eventually sold the 1.6 million shares in the public markets for an average of $7.00 per share, or approximately $11.2 million. Our complaint sought monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

In January 2003, the Goldberg Law Group, P.A., Glenn E. Goldberg, La-Sal Capital. Inc., Icara, Inc., Alan S. Lipstein, and George Carapella settled our complaint by paying to us an aggregate of cash of $100,000 and notes receivable of $50,000. In June 2003, Stoneside Development Limited and Thomas L. Tedrow settled our complaint by paying to us cash of $25,000 and shares of common stock in a publicly traded company having a value of $101,000. The cash and common stock received in these two settlements has been reflected in other income in fiscal 2003, while the value of the notes receivable has been fully reserved due to uncertainties as to realization.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Except for the period from March 24, 2004 to July 6, 2004 (the “Trading Suspension”), our common shares are traded on AMEX under the symbol “ACD.” The Trading Suspension came after our March 23, 2004 public announcement that our periodic public reports for the fiscal quarters ended June 30, 2003 and September 30, 2003 would be restated and our cautioning the marketplace not to rely upon our financial statements for the stated periods or any earnings guidance we had previously released with respect to the 2003 fiscal year until we published the restated financial statements.

On July 2, 2004 the AMEX advised us that, as a result of our filing of our Annual Report on Form 10-KSB for the year ended December 31, 2003, our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, June 30 and September 30, 2003 and our Quarterly report on Form 10-QSB for the quarter ended March 31, 2004, we had regained compliance with the filing and notification requirements as set forth in the AMEX Company Guide, and that as a result trading in our common stock would resume on July 6, 2004 and the AMEX was terminating the delisting proceeding. The AMEX trading in our securities was resumed on July 6, 2004.

Prior to our listing on the AMEX in November, 2003, our shares of common stock were traded over-the-counter on the OTC Bulletin Board under the symbol “ASCS.”

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

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for fiscal 2003.

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

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance in fiscal 2003.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss in fiscal 2003.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. During fiscal 2003 and 2002 we incurred foreign currency transaction losses of $83,698 and $158,876, respectively.

The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the average exchange rates (expressed in Moldova lei to U.S. $1.00) and the exchange rates as of the beginning and end of fiscal 2003 and 2002 as quoted by the National Bank of Moldova:

	2003	2002
Exchange rate at beginning of year	13.82	13.09
Average exchange rate for year	13.94	13.57
Exchange rate at end of year	13.22	13.82

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At December 31, 2003 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $3.1 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $31,000, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $31,000.

Key Business Challenges and Risks

The nature of our operations, and the locations in which we operate and sell our products, create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report on Form 10-KSB/A.

We see certain of the factors discussed in Item 1 as especially important to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance. The following discusses those factors.

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

Capital. The wine industry is a capital-intensive business which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. We estimate our need for capital expenditures at approximately $10 million over three years to be used for planting additional acres of vineyards, renovating and upgrading our production facilities. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. In order to ensure continued growth in our operations, we estimate that we will need to increase our working capital by 30% annually. These funds will be used to increase our purchases of grapes as well as other raw materials such as glass, cork and labels. These capital expenditures and working capital requirements will have to be financed from cash flows from operations, additional borrowings or additional equity financing. There is no assurance we will be able to attract sufficient debt or equity capital, and in particular our ability to attract equity capital may be adversely if the price of our common stock declines as the result of negative publicity about the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 or the due to the related litigation (see Item 1 - “Risk Factors That May Affect Our Future Results and the market Price of Our Stock” and Item 3 - Legal Proceedings). If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our more technologically advanced competitors who are able to invest in modern winemaking equipment will be adversely affected.

Foreign currency exchange rates. Our net income may be significantly affected by changes in the exchange rates between the lei and other currencies, in particular the U. S. Dollar. See “Critical Accounting Policies and Estimates - Foreign currency accounting.”

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

In fiscal 2002, we used $1,238,783 in investing activities to invest in additional production facilities and to increase our interest in S.A. Vitis Hincesti. We financed these investments from the proceeds of short-term and long-terms borrowings, which not of the repayment of long-term borrowings and together with grant proceeds produced financing cash flows of $2,136,540.

In fiscal 2003, we used $1,938,654 in investing activities to invest in additional production facilities and purchase land that will be developed as a vineyard. For the first three quarters of fiscal 2003, we financed these investments through a combination of our cash flows from operations and borrowings. Our investments in the fourth quarter of fiscal 2003 were financed with the proceeds of a private placement of common stock and warrants. As a result, total cash provided by financing activities was $1,533,871.

In fiscal 2004 we plan to plant approximately 815 acres of the land we have acquired for vineyards, and at December 31, 2003 we have outstanding commitments of approximately $2.4 million for the acquisition of the vine rootstocks and other materials needed to plant that acreage, and the purchase of other equipment.

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. At December 31, 2003 we have an aggregate of approximately $6.6 million of such borrowings, all of which is due in fiscal 2004 except for $64,505 of capital lease obligations. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements to not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

We have no unused lines of credit or other borrowing facilities at December 31, 2003. However, we have been negotiating with our current lenders to extend our debt repayment schedules, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures.

At December 31, 2003 we have net working capital of $3,988,572 compared to net working capital of $1,904,325 at December 31, 2002. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations at their current levels for fiscal 2004. We believe that the additional capital necessary to fund our planned capital expenditures, and growth in the level of our operations, can be obtained through the extensions of our debt repayment schedules we are currently negotiating. However, if we are unable to obtain such extensions or obtain additional capital from other sources, we may not be able to finance our capital expenditure plans or expand our operations, and our operations could be adversely affected.

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

ITEM 8A. CONTROLS AND PROCEDURES

In connection with the preparation and filing of this annual report on Form 10-KSB, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of December 31, 2003. Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective, as more fully described below, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Frank Clear has served as an independent director since July 2003. Since 1998, Mr. Clear has been, on a part-time basis, providing private individual consulting services to companies in the U.S., Africa and Eastern Europe. He possesses over 20 years of experience in commercial banking, international banking and corporate finance. Mr. Clear has also assisted several start-up companies with the raising of capital, product and business development, marketing and business implementation.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)

3.1	Restated Articles of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Purchase Agreement for Common Stock of Registrant.(3)

10.1	General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3, 2001.(4)

10.2	Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000.(4)

10.3	Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)

10.4	Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)

10.5	Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)

10.6	Contract with Estate–Design S.R.L., dated 1999.(4)

10.7	Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

10.8	Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

10.9	Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

10.10	Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

10.11	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001. (5)

10.12	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002. (5)

10.13	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001. (6)

10.14	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002. (6)

10.15	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002. (6)

10.16	Contract No. 010/12/03-IP between Asconi S.R.L. and Bonus-Bord Ltd., dated October 23, 2003.(8)

10.17	Contract No. 1903 with Israel Colonial Food Ltd. dated April 18, 2003.(8)

10.18	Consulting Agreement with Serguei Melnik, dated February 10, 2003.(8)*

10.19	Consulting Agreement with Iurie Turcan, dated April 15, 2003.(8)

10.20	Consulting Agreement with Vasile Melnik, dated May, 2003.(8)

10.21	Agreement with Divine Capital Markets, LLC, dated June 1, 2003.(8)

10.22	Consultant Agreement with CEOcast, Inc. dated January 12, 2003.(8)

10.23	Conditional Sale Contract No. CM-106-03 with TF Group LLC, dated November 10, 2003.(8)

10.24	Conditional Sale Contract No. CM-108-03 with Tecno-Food SAS, dated November 10, 2003 with Annex.(8)

10.25	Conditional Sale Contract No. CM 107-03 with TF Group LLC, dated November 10, 2003 with Annex.(8)

10.26	Sales Contract with Vivai Viveros Marchi Company, dated December 7, 2003.(8)

10.27	Sales Contract with Pepinieres Philippe Dayde Montans 81600, dated December 7, 2003.(8)

10.28	Contract No. MO/A8-042 with Moro Ltd, dated November 25, 2002(9)

16.1	Letter of Thomas Leger & Co., LLP, dated August 17, 2003.(7)

21.1	List of Subsidiaries.(4)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. (9)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. (9)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

* Indicates a Management Contract or Compensatory Plan or Arrangement.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.
(3)	Incorporated by reference to our Form 8-K filed on December 18, 2003, file no. 000-23712.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.
(7)	Incorporated by reference to our Form 8-K/A filed on June 4, 2003, file no. 000-23712.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on May 27, 2004, file no. 000-23712.
(9)	Filed herewith.

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

Audit and Non-Audit Service Pre-Approval Policy

The Audit Committee did not formally approve the fees for audit, audit-related or other services during fiscal 2002 or fiscal 2003. In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee will monitor the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

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

ASCONI CORPORATION

Date: October 29, 2004	By:	/s/ Constantin Jitaru
Constantin Jitaru, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2004	By:	/s/ Constantin Jitaru
Constantin Jitaru, President, Chief Executive Officer and Director

Date: October 29, 2004	By:	/s/ Anatolie Sirbu
Anatolie Sirbu, Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: October 29, 2004	By:	/s/ Serguei Melnik
Serguei Melnik, Director

Date: October 29, 2004	By:	/s/ Frank Clear
Frank Clear, Director

Date: October 29, 2004	By:	/s/ Radu Bujoreanu
Radu Bujoreanu, Director

Date: October 29, 2004	By:	/s/ Nicolae Sterbets
Nicolae Sterbets, Director

Date: October 29, 2004	By:	/s/ Tatiana Radu
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

/s/ Michaelson & Co., P.A.

West Palm Beach, Florida

October 29, 2004

ASCONI CORORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	December 31,
	2003	2002
		(restated)
ASSETS
CURRENT ASSETS
Cash and bank balances	$155,010	$47,362
Trade receivables	3,455,732	2,260,160
Inventories	8,672,424	6,201,521
Refundable taxes and tax deposits	961,828	842,502
Advance payments	1,820,045	833,093
Other	12,549	—

TOTAL CURRENT ASSETS	15,077,588	10,184,638

PROPERTY, PLANT AND EQUIPMENT, NET	5,715,380	3,837,080
INVESTMENT	—	—
GOODWILL	205,352	318,038
OTHER	20,462	13,645

TOTAL ASSETS	$21,018,782	$14,353,401

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,909,635	$2,182,856
Short-term debt	6,511,169	4,988,687
Deferred revenue	758,704	—
Taxes payable	293,626	189,307
Accrued expenses and other current liabilities	1,615,882	919,463

TOTAL CURRENT LIABILITIES	11,089,016	8,280,313
LONG-TERM LIABILITIES
Long-term debt	—	731,845
Lease obligations	64,505	—
Deferred taxes	387,511	303,510

TOTAL LIABILITIES	11,541,032	9,315,668

MINORITY INTEREST	1,420,876	1,162,856

SHAREHOLDERS’ EQUITY
Common Stock $.001 par value 100,000,00 authorized, 12,018,735 and 1,459,135 outstanding at December 31, 2003 and 2002	12,019	1,459
Additional paid in capital	48,361,031	5,521,755
Deferred consulting expense	(1,033,070)	—
Retained earnings (deficit)	(39,071,344)	(1,206,294)
Comprehensive income (loss) - foreign currency translation	(211,762)	(442,043)

Total Shareholders’ Equity	8,056,874	3,874,877

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,018,782	$14,353,401

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2003	2002
		(restated)
Net Sales	$16,355,915	$12,781,261

Cost of Sales (excluding depreciation and amortization)	10,224,697	$8,387,352

Gross Profit	6,131,218	4,393,909

Depreciation and Amortization	576,585	449,856
Stock Issuance Expense	40,000,000	—
Stock Compensation Expense	400,000	—
Selling and Administrative Expenses	1,815,144	2,316,674

Income From Operations	(36,660,511)	1,627,379

Interest Expense	752,373	557,423
Other (Income) Loss	(226,000)	(198,780)

Income (Loss) Before Income Taxes and Minority Interest	(37,186,884)	1,268,736

Provision for Income Taxes	359,273	240,810

Income (Loss) Before Minority Interest	(37,546,157)	1,027,926

Minority Interest in Income of Subsidiaries	318,893	161,571

Net Income (Loss)	(37,865,050)	866,356

Other Comprehensive Income (Loss)—
Foreign Currency Translation	230,281	(185,227)

Comprehensive Income (Loss)	$(37,634,769)	$681,129

Net Income (Loss) Per Share of Common Stock,
Basic and Diluted	$(4.71)	$0.59

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	8,034,035	1,458,669

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Common Shares	Common Stock	Additional Paid in Capital	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive loss	Total Shareholders’ Equity
Balance at December 31, 2001	1,459,135	$1,459	$5,521,755	—	$(2,072,651)	$(256,816)	$3,193,747
Comprehensive income (loss):
Net income (loss)	—	—	—	—	866,357	—	866,357
Foreign currency translation	—	—	—	—	—	(185,227)	(185,227)

Balance at December 31, 2002	1,459,135	1,459	5,521,755	—	(1,206,294)	(442,043)	3,874,877

Stock Issuance to Directors and Officers	10,000,000	10,000	39,990,000	—	—	—	40,000,000
Stock Issuance for Consulting Services	200,000	200	799,800	(800,000)	—	—	—
Adjustments to deferred Consulting Expense
Changes in Value of Share	—	—	351,836	(351,836)	—	—	—
Amortization of Expense	—	—	—	118,766	—	—	118,766
Stock Issuance for Stock compensation	100,000	100	399,900	—	—	—	400,000
Stock Issuance - Private Placement	259,600	260	1,297,740	—	—	—	1,298,000
Comprehensive income (loss):				—	—	—
Net income (loss)	—	—	—	—	(37,865,050)	—	(37,865,050)
Foreign currency translation	—	—	—	—	—	230,281	230,281

Balance at December 31, 2003	12,018,735	$12,019	$48,361,031	$(1,033,070)	$(39,071,344)	$(211,762)	$8,056,874

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2003	2002
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(37,865,050)	$866,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576,585	449,856
Deferred income taxes	75,342	105,136
Stock issuance expense	40,000,000	—
Stock compensation expense	400,000	—
Deferred consulting expense	118,766	—
Minority interest expense	318,893	161,571
Reduction of merger liabilities	—	(137,636)
(Increase) decrease in assets:
Trade receivables	(1,036,413)	510,639
Inventories	(2,074,739)	(2,369,109)
Refundable taxes	(76,752)	(291,894)
Advance payments	(922,191)	(106,982)
Other	525	53,627
Increase (decrease) in liabilities
Accounts payable and prepayments received	343,573	(400,854)
Taxes payable	90,724	(110,632)
Accrued expenses and other current liabilities	623,631	406,319

Net cash provided (used) by operating activities	572,894	(863,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,938,654)	(673,742)
Investment in equity method investee	—	(567,962)
Net cash acquired in business combination	—	2,921

Cash used for investing activities	(1,938,654)	(1,238,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	1,063,081	3,983,971
Proceeds from long-term debt	—	640,000
Repayment of long-term debt	(725,395)	(2,791,600)
Lease obligations	(101,815)	—
Proceeds from stock issuance in private placement	1,298,000	—
Grant	—	304,169

Cash provided by financing activities	1,533,871	2,136,540

Effect of changes in exchange rates	(60,463)	(2,037)

Net increase in cash and cash equivalents	107,648	32,118
Cash and bank equivalents, beginning of year	47,362	15,244

Cash and bank equivalents, end of year	$155,010	$47,362

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

YEARS ENDED DECEMBER 31, 2003 AND 2002

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2003	2002
Supplemental Disclosure of Non-cash Investing and Financing Activities
Acquisition of controlling financial interest in S. A. Vitis Hincesti in June, 2002
Non cash consideration paid		$1,219,258
Net non-cash assets acquired		(1,216,337)

Net cash acquired		$2,921

Acquisition of additional interest in S.A. Vitis Hincesti in 2003	$181,418

Purchases of equipment under capital leases	$242,556	—

Supplemental Disclosures of Cash Flow Information
Interest paid	$785,594	$566,267

Taxes paid	$183,747	$351,955

See Notes to Consolidated Financial Statements

Asconi Corporation

Notes to Consolidated Financial Statements

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

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

In December 2001, the Company acquired approximately 25% of S.A. Vitis Hincesti. In March 2002, the Company acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, the Company acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002, the Company accounted for its investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave the Company a controlling interest in S.A. Vitas Hincesti, at which time the Company began to consolidate S.A. Vitis Hincesti. In February 2003, the Company subscribed to a subscription offering by S.A. Vitis Hincesti during February 2003 increasing its ownership in S.A. Vitis Hincesti to 61%. See Note 4.

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

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, Asconi Holding Company Limited, S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-vin, Coppet Finance Limited, and, since June, 2002, S.A. Vitis Hincesti. All material intercompany balances and transactions have been eliminated.

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

Other income

Other income for the year ended December 31, 2003 consists of the proceeds of the settlement of certain litigation (see Note 12). Other income for the year ended December 31, 2002 includes a gain from the extinguishments of certain liabilities of Grand Slam assumed at the time of the Merger (see Note 3) and the Company’s share of the net income of S.A. Vitis Hincesti under the equity method of accounting for the period from January 1, 2002 to June 30, 2002 (see Note 4).

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

In January 2003, the Company purchased for $181,418 an additional 25,380 shares of the common stock of S.A. Vitis Hincesti by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering. The Company was the only stockholder of S.A. Vitis Hincesti to exercise the subscription right, as a result of which its interest in S.A. Vitis Hincesti increased to 61%. The transaction was accounted for as a purchase of minority interest. As the per share price offered by S.A. Vitis Hincesti in the subscription offering was below its book value per share, that accounting resulted in a reduction of goodwill by $128,221.

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

The Company’s equipment borrowings are generally secured by specific assets, while its inventory borrowings generally allow the Company to borrow up to specified percentages of its inventories. The Company’s debt agreements to not contain covenants that require the maintenance of specified financial ratios. The Company is in compliance with all of the covenants in its debt agreements. The Company had no unused lines of credit or other borrowing facilities at December 31, 2003.

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

In January 2003, three defendants settled the Company’s complaint by paying to the Company an aggregate of cash of $100,000 and notes receivable of $50,000. In June 2003, one additional defendant settled the Company’s complaint by paying to the Company cash of $25,000 and shares of common stock in a publicly traded company having a value of $101,000. The cash and common stock received in these two settlements has been reflected in other income in fiscal 2003, while the value of the notes receivable has been fully reserved due to uncertainties as to realization.

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

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred et al vs. Constantin Jitaru, Anatolie Sirbu and Acsoni Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint alleges, inter alia, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cites the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating our financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleges violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu. The Company intends to defend itself in this action vigorously. There is no assurance, however, that this matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the litigation is in its early stages, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly has not recorded any liability of any judgment or settlement that may result from the resolution of this matter.

14.	INCOME TAXES

Asconi Corporation files a tax return in the United States. Each of the Company’s Moldova subsidiaries file separate tax returns in Moldova.

The components of income (loss) before income taxes is as follows:

	Year ended December 31,
	2003	2002
United States	$(40,985,173)	$73,027
Foreign	3,798,289	1,195,309

Income (loss) before income taxes	$(37,186,884)	$1,268,736

The provisions for income taxes are as follows:

	Year ended December 31,
	2003	2002
Current tax expense:
Federal	$—	$—
Foreign	283,931	135,674

Total current	283,931	135,674

Deferred tax expense:
Federal	—	—
Foreign	75,342	105,136

Total deferred	75,342	105,136

Total provosion for income taxes	$359,273	$240,810

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss in United States	$14,759,136	$958,685
Less valuation allowance	(14,759,136)	(958,685)

Net deferred tax assets	—	—

Deferred tax liabilities:
Basis difference in fixed assets	(387,511)	(303,510)

Net deferred tax liabilities	$(387,511)	$(303,510)

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

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year ended December 31,
	2003	2002
Taxes computed as U.S. statutory rate	$(12,643,541)	$431,370
Valuation allowance on U.S. deferred tax assets	13,934,959	—
Difference between U.S. and foreign tax rates	(932,145)	(165,731)
Benefit from use of U.S. net operating loss carryforwards	—	(24,829)

Provision for income taxes	$359,273	$240,810

15.	RELATED PARTY TRANSACTIONS

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

United States Securities and Exchange Commission Informal Inquiry. On December 29, 2003, we received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain accounting practices of Asconi. The SEC Denver staff followed up several times on its original questions and we provided, to the best of our ability, all information required to these follow up inquiries. The matters under investigation include, among others, our accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003. The investigation is ongoing, and we will continue to cooperate with the SEC staff. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of its investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties or other available remedies. We will also likely continue to incur additional costs related to the investigation including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes. Because the investigation is in its early stages, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result, and accordingly has not recorded any liability for any penalties or settlements that may result from the resolution of this matter.

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

On July 2, 2004 the AMEX advised us that, as a result of our filing of our Annual Report on Form 10-KSB for the year ended December 31, 2003, our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, June 30 and September 30, 2003 and our Quarterly report on Form 10-QSB for the quarter ended March 31, 2004, we had regained compliance with the filing and notification requirements as set forth in the AMEX Company Guide, and that as a result trading in our common stock would resume on July 6, 2004 and the AMEX was terminating the delisting proceeding. The AMEX trading in our securities was resumed on July 6, 2004.

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

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Net sales	$2,435,922	$3,727,308	$4,547,848	$5,644,837
Gross Profit	618,808	1,208,928	1,893,413	2,410,069
Income (loss) from operations	403,978	(39,738,862)	1,329,418	1,344,955
Net income (loss)	$366,884	$(39,800,382)	$875,361	$693,087
Net income (loss) per share	$0.25	$(5.68)	$0.07	$0.06
Weighted average shares outstanding	1,458,669	7,005,074	11,759,135	11,759,135

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Net sales	$2,627,635	$2,019,488	$3,229,625	$4,904,513
Gross Profit	879,324	601,524	896,581	2,016,480
Income (loss) from operations	488,991	290,656	489,840	357,892
Net income (loss)	$217,851	$58,766	$303,247	$286,492
Net income (loss) per share	$0.15	$0.04	$0.21	$0.25
Weighted average shares outstanding	1,458,669	1,458,669	1,458,669	1,458,669

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)

3.1	Restated Articles of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Purchase Agreement for Common Stock of Registrant.(3)

10.1	General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3, 2001.(4)

10.2	Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000.(4)

10.3	Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)

10.4	Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)

10.5	Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)

10.6	Contract with Estate–Design S.R.L., dated 1999.(4)

10.7	Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

10.8	Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

10.9	Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

10.10	Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

10.11	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001.(5)

10.12	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002.(5)

10.13	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001.(6)

10.14	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002.(6)

10.15	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002.(6)

10.16	Contract No. 010/12/03-IP between Asconi S.R.L. and Bonus-Bord Ltd., dated October 23, 2003.(8)

10.17	Contract No. 1903 with Israel Colonial Food Ltd. dated April 18, 2003.(8)

10.18	Consulting Agreement with Serguei Melnik, dated February 10, 2003.(8)*

10.19	Consulting Agreement with Iurie Turcan, dated April 15, 2003.(8)

10.20	Consulting Agreement with Vasile Melnik, dated May, 2003.(8)

10.21	Agreement with Divine Capital Markets, LLC, dated June 1, 2003.(8)

10.22	Consultant Agreement with CEOcast, Inc. dated January 12, 2003.(8)

10.23	Conditional Sale Contract No. CM-106-03 with TF Group LLC, dated November 10, 2003.(8)

10.24	Conditional Sale Contract No. CM-108-03 with Tecno-Food SAS, dated November 10, 2003 with Annex.(8)

10.25	Conditional Sale Contract No. CM 107-03 with TF Group LLC, dated November 10, 2003 with Annex.(8)

10.26	Sales Contract with Vivai Viveros Marchi Company, dated December 7, 2003.(8)

10.27	Sales Contract with Pepinieres Philippe Dayde Montans 81600, dated December 7, 2003.(8)

10.28	Contract No. MO/A8-042 with Moro Ltd, dated November 25, 2002(8)

16.1	Letter of Thomas Leger & Co., LLP, dated August 17, 2003.(7)

21.1	List of Subsidiaries.(4)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. (9)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. (9)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(9)

* Indicates a Management Contract or Compensatory Plan or Arrangement.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.
(3)	Incorporated by reference to our Form 8-K filed on December 18, 2003, file no. 000-23712.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.
(7)	Incorporated by reference to our Form 8-K/A filed on June 4, 2003, file no. 000-23712.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on May 27, 2004, file no. 000-23712.
(9)	Filed herewith.