Form 10QSB
period 2004-09-30
ASCONI CORP
filed 2004-11-15
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2004
Common Stock, $.001 par value	12,057,421

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(UNITED STATES DOLLARS)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivelents	$1,033,152	$155,010
Trade receivables	3,760,074	3,455,732
Inventories	9,106,339	8,672,424
Refundable taxes and tax deposits	976,065	961,828
Advance payments	1,987,286	1,820,045
Other	9,616	12,549

TOTAL CURRENT ASSETS	16,872,532	15,077,588

PROPERTY, PLANT AND EQUIPMENT, net	8,019,477	5,715,380
GOODWILL	237,925	205,352
OTHER	29,343	20,462

TOTAL ASSETS	$25,159,277	$21,018,782

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,926,352	$3,099,994
Short-term debt	6,142,864	6,511,169
Deferred revenue	672,805	1,012,663
Taxes payable	81,564	293,626
Accrued and other liabilities	268,791	171,564

TOTAL CURRENT LIABILITIES	12,092,376	11,089,016
LONG-TERM LIABILITIES
LEASE OBLIGATIONS	26,959	64,505
DEFERRED TAXES	348,355	387,511

TOTAL LIABILITIES	12,467,690	11,541,032

MINORITY INTEREST	1,556,323	1,420,876
SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock $.001 par value 100,000,000 authorized and 12,057,421 and 12,018,735 outstanding at September 30, 2004 and December 31, 2003	12,058	12,019
Additional paid in capital	48,872,924	48,361,031
Deferred consulting expense	(398,202)	(1,033,070)
Retained earnings (deficit)	(37,619,866)	(39,071,344)
Accumulated other comprehensive income (loss)	268,350	(211,762)

Total Shareholders’ Equity	11,135,264	8,056,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,159,277	$21,018,782

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$5,282,683	$4,443,834	$14,320,628	$10,607,064

Cost of Sales (excluding depreciation and amortization)	3,462,441	2,654,435	9,232,687	6,989,929

Gross Profit	1,820,242	1,789,399	5,087,941	3,617,135

Depreciation and Amortization	180,397	101,902	531,904	432,364
Selling and Administrative expenses	899,424	462,093	2,759,432	894,251
Stock Issuance Expense	—	—	—	40,000,000
Stock Compensation Expense	—	—	—	400,000

Income (Loss) From Operations	740,421	1,225,404	1,796,605	(38,109,480)

Interest expense	182,817	149,370	608,014	456,992
Other (Income) Loss	168,063	(104,014)	(282,132)	(465,357)

Income (Loss) Before Income Taxes and Minority Interest	389,541	1,180,048	1,470,723	(38,101,115)

Provision for Income Taxes	13,644	165,039	51,737	250,846

Income (Loss) Before Minority Interest	375,897	1,015,009	1,418,986	(38,351,961)

Minority Interest in Income of Subsidiaries	5,661	139,648	(32,492)	206,176

Net Income (Loss)	370,236	875,361	1,451,478	(38,558,137)

Other Comprehensive Income (Loss):
Foreign Currency Translation	(100,228)	258,711	480,112	174,546

Comprehensive Income (Loss)	$270,008	$1,134,072	$1,931,590	$(38,383,591)

Net Income (Loss) Per Share of Common Stock
Basic and Diluted	$0.03	$0.07	$0.12	$(5.69)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	12,057,421	11,759,135	12,054,609	6,778,690

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital (net)	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders Equity
Balance at December 31, 2002	1,459,135	$1,459	$5,521,755	$—	$(1,206,294)	$(442,043)	$3,874,877
Stock issuance to directors and officers	10,000,000	10,000	39,990,000	—	—	—	40,000,000
Stock issuance for consulting services	200,000	200	799,800	(800,000)	—	—	—
Adjustments to deferred consulting expense:
Change in value of shares	—	—	38,335	(38,335)	—	—	—
Amortization of expense	—	—	—	59,165	—	—	59,165
Stock issuance for stock compensation	100,000	100	399,900	—	—	—	400,000
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(38,558,137)	—	(38,558,137)
Foreign currency translation	—	—	—	—	—	174,546	174,546

Balance at September 30, 2003	11,759,135	$11,759	$46,749,790	$(779,170)	$(39,764,431)	$(267,497)	$5,950,451

Balance at December 31, 2003	12,018,735	$12,019	$48,361,031	$(1,033,070)	$(39,071,344)	$(211,762)	$8,056,874
Stock issuance - private placement	38,686	39	67,661	—	—	—	67,700
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(507,768)	507,768	—	—	—
Amortization of expense	—	—	—	127,100	—	—	127,100
Warrants issued for consulting	—	—	952,000	—	—	—	952,000
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,451,478	—	1,451,478
Foreign currency translation	—	—	—	—	—	480,112	480,112

Balance at September 30, 2004	12,057,421	$12,058	$48,872,924	$(398,202)	$(37,619,866)	$268,350	$11,135,264

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBR 30, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,451,478	$(38,558,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	531,904	432,364
Deferred income taxes	40,494	74,954
Minority interest expense	(32,492)	206,176
Non-cash consulting expense	1,104,300	59,165
Stock issuance expense	—	40,000,000
Stock compensation expense	—	400,000
(Increase) decrease in assets:
Trade receivables	(21,751)	(881,898)
Advance payments	(45,845)	(1,103,352)
Inventories	317,165	(1,957,141)
Other	76,874	(260,359)
Increase (decrease) in liabilities
Accounts payable	1,245,445	811,407
Deferred revenue	(358,871)	862,839
Taxes payable	(234,957)	111,836
Accrued and other liabilities	270,509	557,406

Net cash provided by operating activities	4,344,253	755,260

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,364,966)	(452,754)

Net cash used in investing activities	(2,364,966)	(452,754)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(1,113,172)	1,143,995
Proceeds from long term debt	—	(731,845)
Repayment of long-term debt	—	—

Net cash used in financing activities	(1,113,172)	412,150

Effect of exchange rate changes on cash	12,027	77,568

Net increase (decrease) in cash and cash equivalents	878,142	792,224

Cash and cash equivalents, beginning of period	155,010	47,362

Cash and cash equivalents, end of period	$1,033,152	$839,586

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNITED STATES DOLLARS)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Suplemental Disclosure of Non-cash Investing and Financing Activities

Acquisition of additional interest in S.A. Vitis Hincesti in 2003	$—	$181,418

Suplemental Disclosures of Cash Flow Information
Interest paid	$541,228	$520,579

Taxes paid	$219,852	$126,501

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

Asconi S.R.L. was founded in 1994 and commenced significant operations in 1999. Asconi S.R.L. acquired a 70% interest in S.A. Fabrica de Vinuri din Puhoi and a 74% interest in S.A. Orhei Vin, both Moldovan entities, in October and December 2000, respectively. The interests were originally acquired by the shareholders of Asconi S.R.L., who subsequently contributed them to Asconi S.R.L. The contribution was recorded based on the historical cost of the interests to the shareholders, $350,000, reduced by the indebtedness of $302,826 incurred in the purchase of the interests for which Asconi S.R.L. assumed responsibility upon the contribution. Those acquisitions were accounted for as purchases.

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

The condensed consolidated balance sheets, statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flow included herein are unaudited but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $27,545 and $28,595 at September 30, 2004 and December 31, 2003, respectively.

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

The costs to acquire land for vineyards, together with the costs to prepare the planting plans, prepare the sites, acquire and plant the rootstock, install any other related equipment and maintain the vineyard are capitalized until the production from the vineyard reaches a commercial level. Once commercial production is achieved, the Company will begin to depreciate the capitalized costs over their estimated useful lives, except that the costs of the land and any development costs such as planting plans and site preparation that have indefinite lives will not be depreciated. Once depreciation begins, depreciation expense, together with the costs of growing, will be deferred as the costs of the unharvested grape crop until that crop is harvested and the costs are transferred to bulk wine. The Company’s vineyards are presently still in development and presently are not expected to reach commercial production until fiscal 2007.

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of September 30, 2004, the Company does not believe any impairment of goodwill has occurred.

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

The Company also receives grants from non-U.S. government agencies to offset the costs of the development of vineyards. Such grants are recorded as reductions of the related vineyard development costs and will reduce future depreciation expense.

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $97,524 and $76,356 for the three months ended September 30, 2004 and 2003, respectively, and $297,024 and $189,460 for the nine months ended September 30, 2004 and 2003, respectively.

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

Other income

Other income for the nine months ended September 30, 2003 includes $276,000 of the proceeds of the settlement of certain litigation. Other income for the three and nine months ended September 30, 2004 and 2003 also includes gains and losses from foreign currency transactions.

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

Foreign currency accounting

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a loss of $100,228 and a gain of $258,711 for the three months ended September 30, 2004 and 2003, respectively, and gains of $480,112 and $174,546 for the nine months ended September 30, 2004 and 2003, respectively.

Transaction gains and losses that arise from the effects of exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled a loss of $186,624 and a gain of $104,014 for the three months ended September 30, 2004 and 2003, respectively, and a gain of $250,096 and a loss of $22,860 for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company had no options, warrants or convertible securities outstanding during the three months ended September 30, 2003.

For the three and nine months ended September 30, 2004 the computation of diluted earnings per share excludes the assumed exercise of an aggregate of 459,600 warrants having exercise prices ranging from $7.00 to $8.52 (weighted average $7.97) as their assumed exercise would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the fiscal 2003 financial statements in order to conform to the classification used in the current year.

3.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2004	December 31, 2003
Land for development of vineyards	$986,036	$871,013
Vineyards	757,081	—
Land, buildings and construction in progress	2,482,862	3,178,533
Machinery and equipment	10,208,131	7,243,236
Other	323,332	224,695

	14,757,442	11,517,477
Less accumulated depreciation	(6,737,965)	(5,802,097)

	$8,019,477	$5,715,380

Property, plant and equipment in the amount of approximately $5,449,470 is pledged as collateral for loans aggregating $3,491,662 at September 30, 2004.

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

In January 2004, the Company issued 38,686 shares of common stock pursuant to stock purchase agreements whereby the Company sold shares at an offering price of $1.75 for aggregate gross offering proceeds of $67,700.

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense is being amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for the three and nine months ended September 30, 2004 totaled $318,000 and $952,000, respectively and is included in selling, general and administrative expense.

Warrants outstanding at September 30, 2004 are as follows:

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

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred, et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint, which requested unspecified damages, alleged, among other things, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cited the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleged violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

Subsequent to the filing of the Alfred complaint, seven additional class action complaints, which sought unspecified damages, were filed, in the Middle District of Florida. These complaints contained allegations that were substantially similar in nature to those in the Alfred complaint, except that while the proposed Class Period in the Alfred complaint was from May 15, 2003 to March 23, 2004, the other complaints’ proposed Class Period was from June 11, 2001 to March 23, 2004.

All eight class action complaints have since been dismissed without prejudice, and none of the eight class action complaints are pending.

In addition, five shareholders derivative actions, which seek unspecified damages, have been filed in the United States District Court, Middle District of Florida, naming seven of our directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The five shareholders derivative suits allege, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contain allegations substantially similar to the foregoing class actions, and claim that the Company has been injured as a result of the foregoing now-dismissed class actions and the conduct that was alleged in the foregoing class actions. Three of the shareholders derivative suits have been served upon the Company. On August 17, 2004, the Company filed motions seeking dismissal of two of the shareholders derivative suits; the Court has not yet ruled on the Company’s motion to dismiss. Two of the other shareholder derivative suits have since been voluntarily dismissed.

The Company intends to defend itself in the remaining actions vigorously. There is no assurance, however, that such matters will be resolved in the Company’s favor. An unfavorable outcome of these matters may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigations are in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

Securities and Exchange Commission Informal Inquiry. On December 29, 2003, the Company received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain of the Company’s accounting practices. The SEC Denver staff followed up several times on its original questions and the Company provided, to the best of its ability, all information required to these follow up inquiries. The matters under investigation include, among others, the Company’s accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to the Company’s accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003. The SEC has also requested that certain officers or employees of the Company agree to give voluntary testimony. The Company’s chief executive and chief financial officers provided voluntary testimony during August 2004, and chief operations officer and vice president of US operations provided voluntary testimony during September, 2004. The investigation is ongoing, and the Company will continue to cooperate with the SEC staff. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of its investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties or other available remedies. The Company will also likely continue to incur additional costs related to the investigation including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes. Because the investigation is in its early stages, the Company is unable to predict the outcome or reasonably estimate the range of loss, if any, that might result and accordingly has not recorded any liability for any penalties or settlements that may result from the resolution of this matter.

6.	RELATED PARTY TRANSACTIONS

The Company purchases bulk wine and grape juice from VinExport, a Romanian company. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each own 30% of the outstanding securities of VinExport. The bulk wine is purchased for the purpose of blending, bottling and selling in the regular course of business. The Company made prepayments of $222,114 and $346,557 to purchase bulk wine from VinExport during the three months ended September 30, 2004 and 2003, respectively, and $222,114 and $359,557 during the nine months ending September 30, 2004 and 2003, respectively. Prepayments for bulk wine to VinExport equaled $219,670 and $610,424 as of September 30, 2004 and December 31, 2003. VinExport generally delivers the wine within three months of receipt of prepayments.

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

Key Business Challenges and Risks

The nature of our operations, and the locations in which we operate and sell our products, create certain challenges and risks to us. These challenges and risks are discussed in Item I of the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

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

Distribution network. We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest distributor in the Russian Federation, Iantarnaia Grozdi, represented approximately 24% of our revenues in fiscal 2003 and fiscal 2002, and approximately 15% for the nine months ended September 30, 2004. Sales to our five largest distributors combined, Iantarnaia Grozdi, GB Holding Vin, Expovin, Sever and Davis, all of whom are in the Russian Federation, represented approximately 82% of our revenues for fiscal 2003, 79% of our revenues for fiscal 2002, and approximately 73% for the nine months ended September 30, 2004. Our sales to these distributors are expected to continue to represent a substantial amount of our net revenues in the near future. Distribution channels for alcoholic beverage products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Our agreements with our distributors are for a one year term, and are renewed on an annual basis. In the future, our distributors and retailers may decide to not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of these distributors, consumer preferences or consumer spending in the Russian Federation could affect both the quantity and price level of the wines that we are able to sell to these distributors.

Cost and availability of grapes and other raw materials. Our business is heavily dependent upon raw materials, such as grapes, grape juice in bulk, grains and packaging materials which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply goods to our customers. We are also directly affected by increases in the costs of such raw materials. In the past, we have experienced significant increases in the cost of grapes. In fiscal 2004 we planted approximately 925 acres of vineyards. Those vineyards would be expected to produce their first harvest in the fall of 2007, and reach their full production capacity in the fall of 2009. We believe that having our own vineyards will provide us with more control over the access to and cost and quality of the grapes we use. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages. A shortage in the supply of wine grapes could result in an increase in the price of some or all of the grape varieties we purchase and a corresponding increase in our wine production costs. If we cannot increase prices because of competitive pressure, increased grape supply costs could reduce our profits.

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

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for the three or nine months ended September 30, 2004.

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

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance for the three or nine months ended September 30, 2004.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss for the three or nine months ended September 30, 2004.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the exchange rates (expressed in Moldova lei to U.S. $1.00) as of the beginning and end of the three and nine months ended September 30, 2003 and 2004 as quoted by the National Bank of Moldova:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Exchange rate at beginning of period	14.15	11.95	13.82	13.22
Exchange rate at end of period	13.31	12.16	13.31	12.16

For the three months ended September 30, 2003 the value of the lei increased 5.94% against the U.S. dollar. We recognized a net foreign currency transaction gain of $104,014 as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables. For the nine months ended September 30, 2003, the value of the lei increased 3.69% against the U.S. dollar. We recognized a net foreign currency transaction loss of $22,860 which principally represented the losses recognized in the second quarter of fiscal 2003 when the value of the lei increased and the U.S dollar denominated receivables of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated liabilities, partially offset by gains recognized in the third quarter of fiscal 2003 when the value of the lei increased and the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables. (such amounts were approximately equal during the three months ended March 31, 2003).

The value of the lei decreased by 1.76% for the three months ended September 30, 2004 and increased by 8.02% for the nine months ended September 30, 2004 against the value of the U.S. dollar. We recognized a net foreign currency transaction loss of $186,624 and a net foreign currency transaction gain of $250,096 for the three and nine months ended September 30, 2004, respectively, as the balance of the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S dollar denominated receivables during those periods.

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At September 30, 2004 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $7.8 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $78,000, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $78,000.

Results of Operations

Three Months Ended September 30, 2004 As Compared To Three Months Ended September 30, 2003

Revenues. Revenues increased by $838,849 or 18.9% to $5,282,683 for the three months ended September 30, 2004 from $4,443,834 for the three months ended September 30, 2003. The increase in revenues was the result of the increase in sales volumes as well as an increase in average prices. Our case sales increased by approximately 57,200 cases, or 11.4% to approximately 557,200 cases for the three months ended September 30, 2004 from approximately 500,000 cases for the three months ended September 30, 2003. The average price of a case increased from $8.89 for the three months ended September 30, 2003 to $9.48 for the three months ended September 30, 2004. The average price increased as the result the shift in the assortment of wines sold during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $808,006 or 30.4% to $3,462,411 for the three months ended September 30, 2004 from $2,654,435 for the three months ended September 30, 2003. Gross profit increased by $30,843 to $1,820,242 for the three months ended September 30, 2004 from $1,789,399 for the three months ended September 30, 2003. The gross profit percentages were 40.3% and 34.5% for the three months ended September 30, 2003 and 2004, respectively. The gross profit percentage decreased for the three months ended September 30, 2004 from the gross profit percentage for the three months ended September 30, 2003 primarily as the result of the increase in certain costs of production, primarily the cost of grapes purchased from independent growers. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest, which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 produced some of the wines being marketed by us in the second half of fiscal 2004 and will produce wines that will be marketed by us in subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses increased by $437,331 or 94.6% to $899,424 for the three months ended September 30, 2004 from $462,093 for the three months ended September 30, 2003. Selling, general and administrative expenses were 17.0% of revenues in the three months ended September 30, 2004 and 10.2% of revenues in the three months ended September 30, 2003. The principal components of the increase in selling, general and administrative expenses were increases in consulting fees and professional fees. Consulting fees increased by approximately $370,000, including an expense of $318,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Professional fees increased by approximately $100,000, in part due to the expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements as well as the shareholder litigation (see Note 5 of Notes to Condensed Consolidated Financial Statements). Additional expenses related to these areas will effect the quarter ending December 31, 2004.

Depreciation and Amortization. Depreciation and amortization expense increased to $180,397 for the three months ended September 30, 2004 from $101,902 for the three months ended September 30, 2003 as the result of additions of new equipment during the ongoing renovation of out wineries. A substantial portion of the additions to our property, plant and equipment during the three months ended September 30, 2004 consisted of costs relating to the development of our vineyards and equipment which was put into service during the nine months ended September 30, 2004, at which point we started to depreciate such equipment in accordance with the Company’s accounting policies. This resulted in higher depreciation in the third quarter of fiscal 2004 and will result in higher depreciation expense in future periods. The costs relating to the

Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Income (loss) from Operations. As a result of the foregoing, our income from operations for the three months ended September 30, 2004 was $740,421 as compared to a $1,225,404 income from operations for the three months ended September 30, 2003. This change primarily resulted from the $318,000 of non-recurring non-cash expenses related to the issuance of 200,000 warrants for strategic consulting services discussed above. We also incurred approximately $100,000 of higher than usual expenses from legal and other professional fees related to the restatement of our fiscal 2002 and interim 2003 financial statements as well as the shareholder litigation (see Note 5 of Notes to Condensed Consolidated Financial Statements). Without those expenses, our income from operations would have been $1,158,421 for the three months ended September 30, 2004. Thus, after taking into account the effect of these items on the income from operations for the three months ended September 30, 2004, our income from operations for the three months ended September 30, 2004 would have decreased by $66,983, or 5.5%, from our income from operations for the three months ended September 30, 2003. This decrease would have principally been the result of the increases in production costs, primarily the prices paid for grapes during 2003 grape harvest season as well the increase in depreciation expense, discussed above.

Interest Expense. Interest expense increased by $33,447 or 22.4% to $182,817 for the three months ended September 30, 2004 from $149,370 for the three months ended September 30, 2003. This increase was primarily due to the increase in our average borrowing rate on debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 and 2004 harvest for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $139,648 for the three months ended September 30, 2003 to $5,661 for the three months ended September 30, 2004 as the result of the lower net income or higher net loss in subsidiaries with smaller ownership by us such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes decreased from $165,039 for the three months ended September 30, 2003 to $13,644 for the three months ended September 30, 2004. The decrease was primarily the result of a decrease in the income generated by our operating subsidiaries in Moldova. Our effective tax rates were 14.0% for the three months ended September 30, 2003 and 3.5% for the three months ended September 30, 2004. The effective tax rates differ from the statutory rates principally due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income was $370,236 for the three months ended September 30, 2004 as compared to net income of $875,361 for the three months ended September 30, 2003. This decrease primarily resulted from the $318,000 of non-recurring non-cash expenses related to the issuance of 200,000 warrants for strategic consulting services discussed above. We also incurred approximately $100,000 of higher than usual expenses from legal and other professional fees related to the restatement of our fiscal 2002 and interim 2003 financial statements as well as the shareholder litigation (see Note 5 of Notes to Condensed Consolidated Financial Statements). Without those expenses, our net income would have been $788,236 for the three months ended September 30, 2004. Thus, after taking into account the effect of these items on our net income for the three months ended September 30, 2004, our net income for the three months ended September 30, 2004 would have decreased by $87,125, or 10.0%, from our net income for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 As Compared To Nine Months Ended September 30, 2003

Revenues. Revenues increased by $3,713,564 or 33.7% to $14,320,628 for the nine months ended September 30, 2004 from $10,607,064 for the nine months ended September 30, 2003. The increase in revenues was the result of the increase in sales volumes. Our case sales increased by approximately 367,200 cases, or 33.4% to approximately 1,467,200 cases for the nine months ended September 30, 2004 from approximately 1,100,000 cases for the nine months ended September 30, 2003. The average price of a case remained substantially the same changing from $9.64 for the nine months ended September 30, 2003 to $9.76 for the nine months ended September 30, 2004. The average price slightly increased as the result the shift in the assortment of wines sold. The overall slight increase in the average price for the nine months ended September 30, 2004 reflects a decrease in average prices for the first half of fiscal 2004 offset by the increase in average prices for the three months ended September 30, 2004. The average price per case of bottled wine will vary from period to quarter period on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single interim period may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $2,242,758 or 32.1% to $9,232,687 for the nine months ended September 30, 2004 from $6,989,929 for the nine months ended September 30, 2004. Gross profit increased by $1,470,806 to $5,087,941 for the nine months ended September 30, 2004 from $3,617,135 for the nine months ended September 30, 2003. The gross profit percentages were 34.1% and 35.5% for the nine months ended September 30, 2003 and 2004, respectively. The gross profit percentage increased for the nine months ended September 30, 2004 from the gross profit percentage for the nine months ended September 30, 2003 primarily as the result of the increase in sales and production during the first and the second quarters of fiscal 2004, which allowed certain costs which do not vary directly with production volume to be absorbed at a lower rate per unit and which offset the effects of higher grape prices on the gross profit percentage for the third quarter of fiscal 2004 as discussed above.

Depreciation and Amortization. Depreciation and amortization expense increased from $432,364 for the nine months ended September 30, 2003 to $531,904 for the nine months ended September 30, 2004 as the result of certain additions to our property, plant and equipment during the nine months ended September 30, 2004.

Selling and Administrative Expenses. Selling and administrative expenses increased by $1,865,181 or 208.6% from $894,251 for the nine months ended September 30, 2003 to $2,759,432 for the nine months ended September 30, 2004. Selling, general and administrative expenses were 19.3% of revenues in the nine months ended September 30, 2004 and 8.3% of revenues in the nine months ended September 30, 2003. The principal components of the increase in selling, general and administrative expenses were increases in consulting fees and professional fees. Consulting fees increased by $1,137,500, including an expense of $952,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Professional fees increased by approximately $305,000, in part due to the expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements as well as shareholder litigation (See Note 5 of Notes to Condensed Consolidated Financial Statements). Additional expenses related to these issues will effect the quarter ending December 31, 2004. Shipping costs increased by $107,564 as the result of the increase in our sales. In addition to these increases we also experienced increases in marketing, advertising and other general and administrative expenses reflecting our growing operations.

Stock Issuance Expense. On April 22, 2003, our board of directors approved the issuance of an aggregate of 10 million shares of common stock to Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the agreements for the April 2001 Merger between Grand Slam and Asconi S.R.L. Under those agreements Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares as a result of the Merger. However, as the result of certain issuance which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than anticipated, and after initiating and later settling litigation over those issuances (see Note 2 of Notes to Condensed Consolidated Financial Statements), the board of directors determined that these shares should be issued. The shares issued were valued on the basis of the closing price on the date of the board resolution, resulting in the recording of $40 million of stock issuance expense. This expense was non-cash in nature, and is not expected to recur at this level.

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

Income (loss) from Operations. As a result of the foregoing, our income from operations for the nine months ended September 30, 2004 was $1,796,605 as compared to a $38,109,480 loss from operations for the nine months ended September 30, 2003. However, the income from operations for both the nine months ended September 30, 2003 and 2004 included the effects of non-recurring or unusual items. The income from operations for the nine months ended September 30, 2003 included the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $2,290,520 for the nine months ended September 30, 2003. The income from operations for the nine months ended September 30, 2004 included the effects of non-recurring consulting fees and higher than usual professional fees aggregating $1,257,000. Without the effects of those expenses our income from operations for the nine months ended September 30, 2004 would have been $3,053,605, representing a $763,085 or 33.3% increase over the amount for the nine months ended September 30, 2003 calculated without that period’s non-recurring items.

Interest Expense. Interest expense increased by $151,022 or 33.0% from $456,992 for the nine months ended September 30, 2003 to $608,014 for the nine months ended September 30, 2004. This increase was primarily due to the increase in our average borrowing rate combined with higher average outstanding debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 and 2004 harvests for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $206,176 for the nine months ended September 30, 2003 to a negative $32,492 for the nine months ended September 30, 2004 as the result of the lower net income or higher net loss in subsidiaries with smaller ownership by the parent such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes decreased from $250,846 for the nine months ended September 30, 2003 to $51,737 for the nine months ended September 30, 2004 as the result of the decrease in the taxable income reported by our operating subsidiaries in Moldova. Our effective tax rates were a negative 0.7% for the nine months ended September 30, 2003 and 3.5% for the nine months ended September 30, 2004. The effective tax rates differ from the statutory rates due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income for the nine months ended September 30, 2004 was $1,451,478 as compared with a net loss of $38,558,137 for the nine months ended September 30, 2003. However, the net income for both the nine months ended September 30, 2003 and 2004 included the effects of non-recurring or unusual items. The net income for the nine months ended September 30, 2003 included the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income for the nine months ended September 30, 2003 would have been $1,841,863. The net income for the nine months ended September 30, 2004 included the effects of non-recurring consulting fees and higher than usual professional fees aggregating $1,257,000. Without the effects of those expenses our net income for the nine months ended September 30, 2004 would have been $2,708,478 representing a 47.1% increase over the amount for the nine months ended September 30, 2003 calculated without that period’s non-recurring items.

Liquidity and Capital Resources

During the nine months ended September 30, 2004 and 2003 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment and to repay bank loans.

Cash flows from operations were $4,344,253 for the nine months ended September 30, 2004 as compared to the cash flows from operations of $755,260 for the nine months ended September 30, 2003. The $3,588,993 improvement in our operating cash flows from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is the result of the improvement in our operating results, which, without the effect of $1,104,300 of non-cash consulting fees during the nine months ended September 30, 2004, and without the effect of $40,400,000 of non-cash stock based expenses during the nine months ended September 30, 2003, improved from net income of $1,841,863 for the nine months ended September 30, 2003 to net income of $2,555,778 for the nine months ended September 30, 2004. The increase in cash flows generated by this $713,915 increase in net income was supplemented by aggregate cash inflows of $1,909,993 resulting from lower levels of inventories and tax receivables, and higher levels of accounts payable and accrued and other liabilities, and offset by aggregate cash outflows of $661,424 primarily resulting from decreases in deferred revenues and taxes payable. Although our operating cash flows for the nine months ended September 30, 2004 include the effect of an increase in our accounts payable of approximately $1.2 million from December 31, 2003 to September 30, 2004, even if our accounts payable had not increased our operations for the nine months ended September 30, 2004 would have generated positive cash flows of $3.1 million.

For the nine months ended September 30, 2004 we used $2,364,966 in investing activities to invest in additional production facilities and the development of our vineyards. We financed these investments using cash flows from operations. We also used $1,113,172 for repayments of short-term debt, which resulted in the use of cash flows by financing activities of $1,113,172.

For the nine months ended September 30, 2003 we used $452,754 in investing activities to invest in additional production facilities. We financed these investments using our cash flows from operations. Cash flows used for financing activities were $412,150, which represented additional short term debt (net of repayments and refinancing of the preexisting short term revolving lines of credit) to finance purchases of grapes during the grape harvest season in fall of 2003.

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. At September 30, 2004 we have an aggregate of approximately $6.1 million of such borrowings, all of which is due in fiscal 2004 and 2005 except for $26,950 of capital lease obligations. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements do not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

We have no unused lines of credit or other borrowing facilities at September 30, 2004. However, we have been able to negotiating negotiate with our current lenders to extend our refinancing of our previous debt in the amount of $5.1 million for another 12 months debt repayment schedules until September 2004, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures.

As of September 30, 2004, we had a cash balance of $1,033,152, and net working capital of $4,780,156. This compares with a cash balance of $155,010 and net working capital of $3,988,572 at December 31, 2003. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2004. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation and filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined under Rules l3a-l5(e) and 15d-l5(e) promulgated under the Exchange Act) as those controls existed as of September 30, 2004 . Based on this evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were with the exception of the items discussed below, effective, to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. Except as discussed below, no significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

Our March 23, 2004 announcement followed our receipt on March 5, 2004, of a letter from the staff of the SEC containing the SEC Division of Corporation Finance staff’s comments relating to our financial and non-financial disclosures contained in our Registration Statement on Form S-3 filed with the SEC on February 6, 2004, our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and our proxy statement (Schedule l4A) filed December 4, 2003. The SEC staff inquired, among other things, into our accounting treatment of the ten million share issuance. The March 5, 2004 SEC staff letter followed an informal inquiry from the SEC’s Denver regional office requesting voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, 2002 and 2003, including accounting treatment of certain related-party transactions. The SEC inquiry is ongoing.

As discussed in Notes 3 and 18 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003, as the result of our inquiries into the matters raised in the letters from the SEC staff, our fiscal 2002 and interim 2003 financial statements have been restated to correct the manner in which we accounted for (1) the issuance of the ten million shares to Constantin Jitaru and Anatolie Sirbu, (2) the accounting for certain shares issued under consulting and employee stock awards in fiscal 2003, (3) the portion of fiscal 2002 for which our consolidated results of operations included the operations of S.A. Vitis Hincesti, and (4) certain accounting related to the our Merger with Asconi S.R.L. in April 2001.

The evaluation of our disclosure controls and procedures carried out by our management in connection with the filing of our Annual report on Form 10-KSB for the year ended December 31, 2003 considered whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our fiscal 2002 and interim 2003 financial statements had to be restated. We concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder due to the following reasons:

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

As a result of and in response to the foregoing findings, we have implemented the following measures to improve our disclosure controls and procedures:

•	We have created the position of chief accounting officer who is required to report both to the chief executive officer and the audit committee. A suitable candidate for this position is required to possess adequate experience in the application of US GAAP and SEC reporting. Mr. Alex Brinister, our vice-president of US Operations, has been appointed as Interim chief accounting officer until a suitable candidate is recruited and retained to fill the position on a permanent basis. We will continue to diligently seek out a chief accounting officer. In the interim, our current accounting and financial reporting personnel are performing the duties to be performed by the new chief accounting officer, and are consulting regularly with our auditors, and our audit committee has engaged outside counsel which attends each audit committee meeting.

•	We require that all contracts, agreements and other documents relating to debt or equity transactions, acquisition of assets or securities and investments in subsidiaries or investees, including transactions such as those discussed above, be reviewed and approved by the chief accounting officer prior to their execution.

•	We require that all other material contracts or agreements be (1) in writing, (2) executed only by the chief executive officer or chief financial officer, (3) if not in English, translated into English as soon as practicable after execution, and (4) immediately forwarded to the chief accounting officer and our outside legal counsel.

•	We require that the chief accounting officer attend all of the meetings of our board of directors to be aware of actions taken by the board of directors that have accounting or disclosure implications, and that the chief accounting officer act as the secretary for the board of director meetings and be responsible for the timely preparation of minutes of those meetings.

•	We reconstituted our audit committee to, in accordance with its charter, be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules. In October 2004, we appointed Mr. Nurlan Arinov to our Board of Directors and its Audit Committee. Mr. Arinov is an independent director and a member of the audit committee. He meets the requirements for the “financial expert” established by the SEC.

•	We require our audit committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

We believe that the steps completed through October 2004 have materially improved our disclosure controls and procedures, and that the completion of the step to hire a permanent chief accounting officer will allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred, et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint, which requested unspecified damages, alleged, among other things, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cited the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleged violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

Subsequent to the filing of the Alfred complaint, seven additional class action complaints, which sought unspecified damages, were filed, in the Middle District of Florida. These complaints contained allegations that were substantially similar in nature to those in the Alfred complaint, except that while the proposed Class Period in the Alfred complaint was from May 15, 2003 to March 23, 2004, the other complaints’ proposed Class Period was from June 11, 2001 to March 23, 2004.

All eight class action complaints have since been dismissed without prejudice, and none of the eight class action complaints are pending.

In addition, five shareholders derivative actions, which seek unspecified damages, have been filed in the United States District Court, Middle District of Florida, naming seven of our directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The five shareholders derivative suits allege, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contain allegations substantially similar to the foregoing class actions, and claim that the Company has been injured as a result of the foregoing now-dismissed class actions and the conduct that was alleged in the foregoing class actions. Three of the shareholders derivative suits have been served upon the Company. On August 17, 2004, the Company filed motions seeking dismissal of two of the shareholders derivative suits; the Court has not yet ruled on the Company’s motion to dismiss. Two of the other shareholder derivative suits have since been voluntarily dismissed.

The Company intends to defend itself in the remaining actions vigorously. There is no assurance, however, that such matters will be resolved in the Company’s favor. An unfavorable outcome of these matters may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigations are in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

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

On October 13, 2004 we filed a Current Report on Form 8-K (Item 8.01 and 9.01) regarding (i) Director resignation and appointment whereby Mr. Frank Clear resigned from the Board of Directors and Mr. Nurlan Arinov was appointed to the Board effective October 12, 2004, and (ii) a press release dated October 12, 2004 announcing the dismissal of all class action lawsuits, which were previously filed against the Company.

No financial statements were filed in connection with the foregoing Current Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: November 15, 2004	/s/ Constantin Jitaru
Constantin Jitaru,
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by Constantin Jitaru, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Anatolie Sirbu, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.