Form 10KSB
period 2004-12-31
ASCONI CORP
filed 2005-05-26
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-23712

(Commission File No.)

ASCONI CORPORATION

(formerly Grand Slam Treasures, Inc.)

(Name of Small Business Issuer in Its Charter)

Nevada	91-1395124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Winter Springs Blvd., Suite 206, #330 Oviedo, Florida	32765
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (407) 679-9463

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for the fiscal year ended December 31, 2004: $19,318,600.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price per share of the registrant’s common stock as reported on the American Stock Exchange as of March 31, 2005, was $2,226,656.

As of March 31, 2005, there were 12,168,678 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Documents incorporated by reference

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

PART I

Introductory Note

The consolidated financial statements, including the information in the notes thereto, as of and for the year ended December 31, 2003 included in this Annual Report on Form 10-KSB are unaudited.

The Company’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003, were audited by Michaelson & Co., P.A., which firm in its report dated April 2, 2004 expresses an unqualified opinion on those financial statements.

Michaelson & Co., P.A. has advised the Company that it will not grant the Company permission to reuse its report on the fiscal 2003 consolidated financial statements in this Annual Report on Form 10-KSB. However, Michaelson & Co., P.A. has not, as of the date of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004, withdrawn its opinion on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Accordingly the fiscal 2003 consolidated financial statements, as included herein, are deemed unaudited. Except for certain reclassifications to conform to fiscal 2004 presentations, the fiscal 2003 consolidated financial statements, as included herein, have been derived from, without adjustment, those included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

The omission of a report on the audit of the fiscal 2003 consolidated financial statements from this Annual report on Form 10-KSB means that this Annual Report on Form 10-KSB fails to comply, in that respect, with the rules and regulations of the SEC. The Company is presently exploring the feasibility of having the Company’s 2003 consolidated financial statements reaudited for the purpose of curing the aforementioned 2004 Form 10-KSB filing deficiency.

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

Although Asconi Corporation does engage in the importation and wholesale of our products in the U.S., the vast majority of our operations are conducted through our subsidiaries, and the following discussion of our business includes the business of Asconi S.R.L. and our other subsidiaries.

All of our wine making operations are conducted in the Republic of Moldova, which is located between Romania and Ukraine in Eastern Europe. Having our production facilities and vineyards in the Republic of Moldova generates certain challenges for us, such as:

•	Obtaining government approval and licensing relating to the operation of a business can still be time-consuming, costly and bureaucratic.

•	The country’s legal, regulatory and accounting systems are in the process of transitioning to a market based system versus a state-influenced system and these new systems are not yet entirely consistent with international laws. The infrastructure in the country is relatively poor by not only U.S. standards, but Western European standards also.

•	The majority of the parliament and the president of the country are current members of the Communist party, which is one of several political parties in the country. The Communist party won the majority vote in the new Moldovan parliament during the March 2005 elections.

•	Corruption in the federal government of Moldova as well as local governments is extensive and the current laws, regulations and penalties against corruption are not strictly enforced which can lead to uncertainty when working with government personnel and agencies.

All measurements referring to size or capacity are those used in the U.S. (i.e., foot, acre, and gallon) and any financial information is reflected in U.S. dollars, unless otherwise noted.

Our fiscal year ends on December 31, and references to “fiscal 2004” refer to the year ended December 31, 2004, references to “fiscal 2003” refer to the year ended December 31, 2003, references to “fiscal 2002” refer to the year ended December 31, 2002, references to “fiscal 2001 refer to the year ended December 31, 2001 and references to “fiscal 2000” refer to the year ended December 31, 2000.

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

After Moldova proclaimed independence and became a sovereign state in 1991, the Moldovan wine industry began coordinating efforts to attract foreign investments, boost exports and modernize winemaking equipment. The Moldovan government has also taken steps to stimulate growth and boost exports for companies based in Moldova. For example, in 1995, the Moldovan government eliminated its 20% value added tax on all exports. In 2001, the Moldovan government eliminated excise taxes of approximately 8 to 11 cents per liter, depending on the alcohol content, on all bottled wine exports. In addition, over the last several years, the Moldovan government has substantially reduced the corporate income tax rate from 32% in 2001 to 20% in 2004. The enacted corporate income tax rate for 2005 is 18%.

Current production capacity of the approximately 150 wineries in Moldova is eight to ten million gallons of wine a year from approximately 425,000 acres of vineyards. For the years ended December 31, 2004 and 2003, the total exports of Moldova’s wineries were approximately $278 and $260 million, respectively, to 34 countries, with exports to the Russian Federation accounting for approximately 80% ($225 and $208 million, respectively) of those amounts. For the years ended December 31, 2002 and 2001, the Moldovan wineries collectively exported approximately $200 million and $175 million, respectively, of wine and brandies to 34 and 28 countries, with 80% and 77% of all wine exports going to the Russian Federation. Exchange rate stability, favorable customs tariffs for Moldovan products as well as improved market conditions in the Russian Federation set the environment, which enable importers to continue to increase demand in this vital market for Moldova. There are, however, certain political risks, which may pose threat to the preferential treatment of Moldovan products by the Russian legislation. For example, the increasing pro-EU direction of Moldova has caused negative reaction within the Russian Parliament with a number of Russian politicians voicing intentions to introduce economic sanctions against Moldova including the removal of tax duty break on wines imported from Moldova.

While approximately 90% of Moldovan wineries are private, some large wineries remain state owned. In its privatization program for 2003-2005 the government has reiterated its intention to sell its controlling interest in various wineries and brandy distillers to foreign investors. During 2004 and 2003, the Moldovan government sold a number of enterprises, including the Calarasi Divin distillery and the Vismos and Nis Strugurras sparkling wines plants, to private investors from the Russian Federation. In April 2004 the Parliament of Moldova passed the new Law on Investments, which establishes equivalent regulations for foreign and domestic investors, promotes removal of the government bureaucratic barriers and envisions further reduction of taxes.

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

We package our wine in a variety of bottle sizes including 0.187, 0.5, 0.7, 0.75, 1.5 liter and 2.0 liters as well as bag in the box packages of 3 liters. All bottles are corked with genuine Portuguese cork and capped with shrink capsules made of Italian materials supplied by Euro Cork and First Line companies of Moldova. We purchase bottles from a small number of manufacturers, primarily the Moldovan Glass Container Company and Cristal Flor, which together provide us with approximately 95% of our bottles, as well as Bolgarian Drujba. Wine bottles are packed and shipped in carton containers or boxes supplied by Moldcarton and Horn of Moldova. We purchase bags for our bag in the box packaging from Rapak Gmbh of Germany and Salterio of Israel. We purchase boxes for our bag in the box packaging from Moldovan Olero S.R.L. and Horn.

Our products and packaging meet all appropriate national and international standards. Each label contains the winery’s brand name, alcohol content, wine type and class designation, brief wine legend, a bar code (back label), year of production of vintage wines, as well as other required notices such as the government warning and the sulfite declaration. Labels are supplied by Vox Design of Italy, New Wind Company of Poland and Financial Papers of Moldova as well as Dars of Bulgaria.

We also produce and sell several types of vodka and brandy, including seven varieties of brandy, one of which is our own Asconi brand, as well as six varieties of vodka. Sales of these products account for less than 1% of our revenues.

Sales and Marketing

In both fiscal 2004 and 2003, we derived approximately 99% of our total revenue from sales of our products outside Moldova, with approximately 83% and 89%, respectively, of our total revenue coming from sales in the Russian Federation. In October 2003, we signed agreements with Grand Vin, Ltd. and Bonus Bord Ltd., to export an additional ten million bottles of varietal and blended wines to the Russian Federation in the 12 months after the agreement. In addition, we signed an agreement in April 2003 with Israel Colonial Food, Ltd. to export up to 360,000 bottles of varietal and blended wines to Israel by the end of fiscal 2004. Besides the Russian Federation, we primarily export products to the U.S., Czech Republic, Poland, Romania, Bulgaria, Belarus, Ukraine, Switzerland and Israel.

Currently, wines produced by our S.A. Vitis Hincesti subsidiary as well as vodka products are sold in Moldova. Our sales within Moldova are limited as the conditions in the domestic wine market in Moldova do not provide for substantial sales volumes and attractive profit margins. As a result, the Moldova market is presently not a focus of our sales and marketing efforts, although we are considering plans to sell more wine in Moldova in the future.

While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. These efforts have enabled us to increase our overall sales while decreasing the percentage of our total sales accounted for by exports to the Russian Federation from approximately 95% in fiscal 2000 to approximately 83% in fiscal 2004. Our plan is to attempt to reduce our sales in the Russian Federation to about 70% of our total revenues over the next five years by increasing our sales to our other current markets and entering new markets, including the U.S., Central and Western Europe and Israel. During fiscal 2003, we entered the Israeli wine market and increased the volume exported to Poland by approximately 50% from the amount exported to Poland in fiscal 2002. In early fiscal 2004, we started selling wine to distributors in Switzerland. Similarly, the volume of exports to Belarus and Ukraine increased approximately 74% and 29%, respectively from fiscal 2003 to fiscal 2004. We are currently pursuing distribution agreements in new markets such as Canada, Sweden, United Kingdom and Cyprus, as well as seeking to expand the number of our distributors in current markets such as Switzerland and Germany. We have also increased our visibility in the European market by participating in international wine fairs such as Prowein in Germany, Vin Expo in France as well as several trade fairs in the U.S.

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

We price our products based on a variety of factors, including prevailing pricing in the target market, shipment size, type of wine and type and volume of bottle. We sell a 0.75 liter bottle to our distributors for anywhere from $.60 to $5.00.

We have made a concerted effort to increase the quality of our products, as we believe that offering a superior product will increase our ability to both enter new markets and increase our market share in our current markets. To increase the quality of our products we have recently invested in land that we started planting as vineyards which will provide us with more control over the quality of the grapes we use. During 2004 we acquired and installed new wine production equipment for our Puhoi winery, which allows us to increase our production capacity at that winery and the efficiency with which we produce our wine. This new equipment incorporates some of the most recent technology in grape processing and wine making. Additionally, in an effort to differentiate the quality of our wines, we have obtained the organic wine certification from Societe Generale de Surveillance and the ISO-9001 certification.

We sell our products to importers and distributors for further resale to wholesalers or retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest buyer, who is an importer and distributor in the Russian Federation, GB Holding Vin, represented approximately 24% of our revenues in fiscal 2004, while sales to our largest distributor during fiscal 2003 and fiscal 2002, Iantarnaia Grozdi, represented approximately 24% of our revenues in each of fiscal 2003 and 2002. Sales to our five largest buyers combined, GB Holding Vin, Expovin, Iantarnaia Grozdi, Sever and Davis, all of whom are in the Russian Federation, represented approximately 74% of our revenues for fiscal 2004, 82% of our revenues for fiscal 2003 and 79% of our revenues for fiscal 2002. Our sales to these distributors are expected to continue to represent a substantial amount of our revenues in the near future. We do not have long term agreements with any of our distributors. Our agreements with our distributors are one year agreements that are renewed annually. Each year there is a risk that a distributor, including one of our five largest, could decide not to renew its distribution agreement with us.

Competition

Our competition in the Russian Federation market is mostly from other Moldovan wines, and not European, Australian or American wines. The European, Australian and American wines are priced higher, they generally target the upper class consumer and represent approximately 7% of the total wine consumed in the Russian Federation. In contrast, wines produced in Moldova represent about 70% of all wine consumed in the Russian Federation, with approximately 26% of all consumption occurring in Moscow and the other approximately 74% of all consumption occurring in the other regions of the Russian Federation.

Our competitive advantage in the Russian Federation market is our large product line and strong brand image, which is maintained through marketing efforts, including advertising and sales campaigns, of our distributors in the Russian Federation. According to an independent marketing study done in 2000, which was commissioned by Dionis Club, which is one of our competitors in the Russian Federation market, Asconi is the most familiar Moldovan brand of wine sold in the Russian Federation. During fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004, we exported more bottled wine to the Russian Federation than any other Moldovan winery (on a consolidated basis). Our primary Moldovan competitors for the Russian Federation market are Basvinex, Garling, Dionis Club and Lion-Gri.

Intellectual Property

We have been issued 75 trademark registrations in 18 countries covering our brands and products, with approximately 121 trademark applications pending as of the date of this report. We generally register trademarks in the countries, which represent target markets for the specific products associated with the corresponding trademarks. These registrations included Asconi, Orhei Vin, Vitis Hincesti, Muscat Asconi, Muscat Rubiniu, Old Orhei, Castle Orhei and Regal Asconi marks, as well as Asconi logo, Asconi crest, and a number of bottle and label designs. The duration of these trademark registrations ranges from ten to twenty five years depending on the jurisdiction in which the registration is made. Asconi is one of the most familiar brands of Moldovan wine sold in the Russian Federation. Since the Russian Federation has less intellectual property protection than the U.S. or the European Economic Union, we have a greater risk in the Russian Federation of infringement of our material trademarks. Competitors infringing on our trademarks by using trademarks, trade names or trade dress that resemble ours will dilute our intellectual property rights, which could materially harm our ability to maintain or expand our sales and our future financial results.

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

We purchase approximately 80% of our grape requirements from independent growers in Moldova. The remaining approximately 20% is purchased in the form of bulk wine from VinExport, a Romanian company, in which two of our officers and directors, Constantin Jitaru and Anatolie Sirbu, collectively own 60%. During fiscal 2004 and 2003, we purchased approximately 23,900 and 20,200 tons of grapes, respectively, from independent growers and approximately 2,300 and 6,500 tons of grapes, respectively, were processed for us by VinExport and purchased by us as wine in bulk.

We own approximately 3,100 acres of farmland suitable for growing vineyards. In Fiscal 2004 we planted approximately 925 acres of vineyards. Those vineyards are expected to produce their first harvest in the fall of 2007, and reach their full production capacity in the fall of 2009. We believe that having our own vineyards will provide us with more control over our access to and the quality of the grapes we use. Our present plans call for the planting of approximately 865 additional acres of vineyards in fiscal 2005.

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

Due to the nature of wine production, we have not found it necessary to enter into long term purchase agreements with the independent growers in Moldova. Grapes must be crushed within two hours of picking, which limits the wineries to which the independent growers can sell their harvest, especially given the absence of a highly developed highway system in Moldova. Since our production facilities are located in close proximity to the vineyards from which we purchase grapes, and since there are no significant competitors located within two hours of these vineyards, to date we have not encountered difficulties in obtaining at reasonable prices the volume of grapes we have needed to meet our production goals, and we do not believe that we will encounter any such difficulties in the foreseeable future. However, because we only purchase grapes from growers located in close proximity to our production facilities, if these growers experience a poor harvest, we will either be required to purchase additional wine in bulk from other wineries or reduce our production and sales. At present, we could only purchase an additional approximately 10,000 tons in bulk wine from VinExport. As a result, a poor harvest in the area of our facilities could require us to reduce our production and sales levels, and increase our costs.

Employees

As of December 31, 2004 and 2003, we employed a total of 1,057 and 860 employees, respectively, all of whom are full-time. We do not typically hire part-time workers, and do not anticipate doing so in the foreseeable future. We do not have a collective bargaining agreement with our employees, nor are any of our employees members of any labor union.

Wine Production

The following table sets forth our wine production for the 2004, 2003, 2002, 2001 and 2000 vintages. The wine’s vintage is the year during which the grapes are harvested. The following information is presented in terms of “equivalent” number of cases. The precise number of cases is not known at this time because many of these vintages are still being aged in barrels and tanks.

	2004		2003		2002		2001		2000
	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases	% of Total	Equivalent Number of Cases
Aligote	15%	295,103	3%	43,270	3%	43,000	3%	25,000	4%	2,500
Traminer	1%	12,416	0%	2,735	0%	20,000	2%	15,000	2%	1,000
Reisling	2%	41,292	2%	26,210	3%	45,000	4%	23,000	3%	3,500
Sauvignon Blanc	10%	194,887	4%	72,310	4%	39,000	3%	19,000	3%	2,000
Chardonnay	3%	57,757	7%	113,420	6%	38,000	3%	22,000	3%	3,000
Feteasca	1%	23,150	1%	20,455	3%	45,000	4%	25,000	4%	3,500
Rcatiteli	8%	159,365	1%	14,960	2%	40,000	3%	20,000	3%	1,500
Pinot Blanc	0%	1,154	0%	4,760	1%	45,000	4%	15,000	2%	2,000
Muscat Blanc	5%	101,489	8%	137,410	6%	50,000	4%	28,000	4%	2,500
Other white wines	2%	45,467	7%	117,100	9%	200,000	16%	106,000	16%	10,000

Total White Wines	47%	932,080	33%	552,630	37%	565,000	45%	298,000	44%	31,500

Pinot Noir	3%	58,385	4%	73,185	6%	45,000	4%	24,000	3%	3,000
Cabernet	5%	102,081	11%	190,500	11%	40,000	3%	22,000	3%	3,000
Cagor	4%	78,549	3%	52,885	3%	—	—	—	—	—
Merlot	5%	89,235	9%	160,540	10%	38,000	3%	21,000	3%	3,000
Mugurel	0%	—	0%	150	0%	30,000	2%	22,000	3%	1,500
Joc	0%	—	0%	—	0%	15,000	1%	10,000	1%	1,500
Codreanca	0%	—	1%	10,340	1%	50,000	4%	30,000	4%	3,000
Izabella	7%	133,035	9%	143,950	5%	50,000	4%	31,000	5%	3,500
Zemfira	0%	—	1%	14,320	3%	50,000	4%	23,000	3%	4,000
Lidia	4%	80,165	6%	101,440	4%	50,000	4%	32,000	5%	4,000
Muscat Asconi	3%	67,627	2%	35,570	2%	50,000	4%	31,000	5%	5,000
Muscat Rubiniu	3%	57,022	2%	40,505	2%	50,000	4%	31,000	5%	5,000
Other red wines	16%	311,600	13%	223,190	16%	217,000	17%	106,000	16%	7,000

Total Red Wines	50%	977,700	62%	1,046,575	63%	685,000	55%	383,000	56%	43,500

Sparking Wines	3%	57,855	4%	70,668	—	—	—	—	—	—
Spirits	0%	—	1%	20,677	—	—	—	—	—	—

Total Production	100%	1,967,635	100%	1,690,550	100%	1,250,000	100%	681,000	100%	75,000

We have a total of ten facilities. Of these ten facilities, nine are equipped and used to process grapes and to store and age wine, and three are equipped and used to bottle wine. One facility, whose value is not significant, consists of a warehouse and a railroad terminal, neither of which we currently use. Wine, which is processed and stored and aged at facilities that do not have bottling equipment are transported to the bottling facilities by tanker trucks. Our bottled wine is then transported from our three bottling facilities by truck to either directly to our distributors or to rail terminals or seaports, depending on the products final destination. See Item 2 – “Description of Property.”

The majority of our wines are stored in stainless and enameled steel containers for up to a year, or until it is bottled and sold. Our higher quality wines, which account for approximately 3% to 5% of our sales, are generally aged in new and used oak barrels before they are bottled. In general, white wines are aged for between six and nine months, and red wines are aged for between nine and eighteen months, after harvest. The wine is then bottled and stored for further aging.

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

We sell our products to importers and distributors for further resale to wholesalers or retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest buyer, who is an importer and a distributor in the Russian Federation, GB Holding Vin, represented approximately 24% of our revenues in fiscal 2004, while sales to our largest distributor during fiscal 2003 and fiscal 2002, Iantarnaia Grozdi, represented approximately 24% of our revenues in each of fiscal 2003 and 2002. Sales to our five largest buyers combined, GB Holding Vin, Expovin, Iantarnaia Grozdi, Sever and Davis, all of whom are in the Russian Federation, represented approximately 74% of our revenues for fiscal 2004, 82% of our revenues for fiscal 2003 and 79% of our revenues for fiscal 2002. Sales to these distributors are expected to continue to represent a substantial amount of our net revenues in the near future. Distribution channels for alcoholic beverage products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Our agreements with our distributors are for a one year term, and are renewed on an annual basis. In the future, our distributors and retailers may decide to not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of these distributors, consumer preferences or consumer spending in the Russian Federation could affect both the quantity and price level of the wines that we are able to sell to these distributors.

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

Our revenues and operating results may vary from quarter to quarter due to seasonal changes in consumer consumption habits. For example, sales volumes tend to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the third and fourth calendar quarters and lowest in the first calendar quarter. Seasonal factors also affect our level of borrowing. For example, our borrowing levels typically are highest during fall when we have to pay growers for grapes harvested and make payments related to the harvest. These and other factors may cause fluctuations in the market price of our common stock.

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

We derived approximately 99% of our total revenue in fiscal 2004 and 2003 from sales of our products outside Moldova, with approximately 83% and 89%, respectively of our total revenue coming from sales in the Russian Federation. Our business is heavily influenced by the general economic conditions in the countries in which we do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in the countries where we have distribution networks, production facilities or marketing companies. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital. For example, the Government of Ukraine unilaterally doubled excise taxes on imported wines during fiscal 2003 in order to protect Ukrainian wine producers. Although our sales to Ukraine have not decreased as a result of this increased excise tax, the growth of our sales in the Ukrainian market might otherwise have been higher. In addition, the increasing pro-EU direction of Moldova has recently caused negative reaction within the Russian Parliament with a number of Russian politicians voicing intentions to introduce economic sanctions against Moldova including the removal of tax duty break on wines imported from Moldova. These disruptions can affect our ability to import and export products and repatriate funds, which in turn can affect the level of consumer demand for our products, leading to a decrease in our levels of sales or profitability.

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

Our success depends largely upon our ability to protect our current and future brands and products, and to defend our intellectual property rights, especially in the Russian Federation. We have been issued 75 trademark registrations in 18 countries covering our brands and products, with approximately 121 trademark applications pending as of the date of this report. We generally register trademarks in the countries, which represent target markets for the specific products associated with the corresponding trademarks. These registrations included Asconi, Orhei Vin, Vitis Hincesti, Muscat Asconi, Muscat Rubiniu, Old Orhei, Castle Orhei and Regal Asconi marks, as well as Asconi logo, Asconi crest, and a number of bottle and label designs. The duration of these trademark registrations ranges from ten to twenty five years depending on the jurisdiction in which the registration is made. Asconi is one of the most familiar brands of Moldovan wine sold in the Russian Federation. Since the Russian Federation has less intellectual property protection than the U.S. or the European Economic Union, we have a greater risk in the Russian Federation of infringement of our material trademarks. Competitors infringing on our trademarks by using trademarks, trade names or trade dress that resemble ours will dilute our intellectual property rights, which could materially harm our ability to maintain or expand our sales and our future financial results.

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

Prior to December 31, 2004 our internal disclosure controls did not reduce to a relatively low level the risk that a material error in our financial statements may go undetected.

Our Certifying Officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company. Accordingly, the Certifying Officers designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the company is made known to the Certifying Officers by others within the company. We regularly evaluate the effectiveness of disclosure controls and procedures and report our conclusions about the effectiveness of the disclosure controls quarterly on our Form 10-QSB and annually on our Form 10-KSB. In completing such reporting we disclose, as appropriate, any significant change in our internal control over financial reporting that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This disclosure, based on our most recent evaluation of our disclosure controls and procedures, is made to our auditors and the audit committee of our board of directors. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information are reported in our public filings.

Through and including our public reports for the quarter ended September 30, 2004, the Certifying Officers have concluded that the company had certain events of control deficiencies, constituting material weaknesses. We have undertaken specific measures to cure or mitigate the ineffective controls and procedures identified in our prior filings. Such measures include (i) creating the position of chief accounting officer with adequate experience in the application of US GAAP and SEC reporting who will report both to the chief executive officer and the audit committee; (ii) requiring that all contracts, agreements and other documents relating to debt or equity transactions, acquisition of assets or securities and investments in subsidiaries, be reviewed and approved by the chief accounting officer prior to their execution; (iii) requiring that all other material contracts or agreements be (1) in writing, (2) executed only by the chief executive officer or chief financial officer, (3) if not in English, translated into English as soon as practicable after execution, and (4) immediately forwarded to the chief accounting officer and our outside legal counsel; (iv) requiring that the chief accounting officer attend all of the meetings of our board of directors to be aware of actions taken by the board of directors that have accounting or disclosure implications, and that the chief accounting officer act as the secretary for the board of director meetings and be responsible for the timely preparation of minutes of those meetings; (v) reconstituting our audit committee to, in accordance with its charter, be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules; and (vii) requiring that our audit committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements. For a more detailed discussion of our progress on implementing these corrective steps please refer to Item 8A Controls and Procedures.

As a result of the steps we undertook in Fiscal 2004, at December 31, 2004 our Certifying Officers have concluded that our disclosure controls and procedures are effective. However, while management is responsible for ensuring an effective control environment and has taken steps to ensure that the internal control environment remains free of significant deficiencies and/or material weaknesses, the inherent nature of our business and rapidly changing environment may affect management’s ability continually implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of our business and any rapidly changing environment. Accordingly, there can be no assurance that the steps that the company has undertaken or will undertake in the future will prevent any future controls and procedures deficiencies.

Constantine Jitaru and Anatolie Sirbu beneficially own, collectively, approximately 90% of our outstanding shares of common stock and they exercise control over our affairs.

As of December 31, 2004, Mr. Jitaru and Mr. Sirbu beneficially owned, collectively, enough shares of our common stock to not only elect all of our directors, but also to:

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

Our shares of common stock are traded on the American Stock Exchange (AMEX) under the symbol “ACD.”

On April 20, 2005, the AMEX staff notified us that as a result of our failure to file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 within the prescribed timeframe, we were not in compliance with the currency in public reporting continued listing requirement pursuant to Sections 134 and 1101 of the AMEX Company Guide. The AMEX staff invited us to submit a plan of compliance addressing the continued listing deficiency by no later than May 4, 2005. The AMEX staff further noted that we must regain compliance with all AMEX listing requirements no later than June 15, 2005.

On April 27, 2005, we requested an extension of time to regain compliance with Section 704 of the AMEX Company Guide. Under this Section, an AMEX-listed company is required to hold meetings of its stockholders annually to elect directors and to take action on other corporate matters in accordance with its charter, by-laws and applicable state laws. We believe that a 90-day extension will give us a reasonable opportunity to prepare and hold an annual shareholder meeting as required under the AMEX Company Guide. As of the today, the AMEX staff has not notified us whether it accepts or rejects our extension request.

On May 4, 2005, we submitted a plan of compliance with the currency in public reporting AMEX continued listing deficiency. We outlined the reasons for the filing delay. Specifically, we stated that when filed, the Annual Report will not include the report by Michaelson & Co., P.A., our former auditors, regarding our consolidated financial statements (including the information in the notes thereto) as of and for the year ended December 31, 2003. Our consolidated financial statements as of and for the year ended December 31, 2003, as included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003, were audited by Michaelson, which firm in its report dated April 2, 2004 expressed an unqualified opinion on those financial statements. On April 29, 2005, Michaelson & Co., P.A advised us that it will not grant us permission to re-use its report on the fiscal 2003 consolidated financial statements in the Annual Report. However, Michaelson has not, as of the date of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004, withdrawn its opinion on our consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003. We further notified the AMEX staff that the subject Annual Report will be filed as soon as possible following our discussions with the SEC staff concerning the omission of the report of Michaelson & Co., P.A from our 2004 Annual Report on Form 10-KSB. Presently, we are in dialogue with our present independent auditors concerning the feasibility of the re-audit of the 2003 consolidated financial statements. As of the date of this filing, our Audit Committee and the auditors have not reached any conclusions respecting that matter. Further, as of the date of this filing, the AMEX staff has not notified us whether it accepts or rejects the foregoing plan.

In the event the AMEX staff does not accept our plan of compliance, the AMEX staff will initiate delisting proceedings. There is no assurance that the AMEX staff will accept our plan of compliance or that, even if such plan is accepted, we will be able to implement the plan within the prescribed timeframe. We may appeal a staff determination to initiate such proceedings and seek a hearing before an AMEX panel. The time and place of such a hearing will be determined by the Panel. If the Panel does not grant the relief sought by us, our securities could be de-listed from the AMEX and may continue to be listed on the OTC Bulletin Board Market.

Furthermore, whether our shares are traded on AMEX, the Bulletin Board or the Pink Sheets, there is still a limited “public” market for our common stock. Of the 12,168,768 shares of common stock outstanding on May 10, 2005, only 1,216,842 shares, or just over 10 % of the shares outstanding, are held by someone other than our officers and directors. Due to the low number of outstanding shares held by the “public,” the market price of our common stock is volatile.

It may be difficult to effect service of U.S. process and enforce U.S. legal process against our directors and us.

We are organized under the laws of Nevada. Therefore, our stockholders are able to effect service of process in the U.S. upon us. However, only one of our directors, Radu Bujoreanu, resides in the U.S. Our seven other directors and almost all of our operating assets are located outside the U.S. in the Republic of Moldova. As a result, it may not be possible to effect service of process upon our directors in the Republic of Moldova, nor may it be possible to enforce judgments of U.S. courts against these directors or our assets. Any judgments of U.S. courts against our directors residing in the Republic of Moldova will have to be domesticated in the Republic of Moldova in accordance with the Moldovan civil code, including the code of civil procedure and related laws and directives approved by the Moldovan Parliament and the Plenum of the Supreme Court Justice of the Republic of Moldova. Original actions or actions for enforcement of judgments of U.S. courts predicated solely upon the laws of the U.S., including the U.S. federal securities laws, may not be enforceable in the Republic of Moldova. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may not be enforceable in Moldova.

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

The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. For example, the Moldovan government is currently considering adoption of legislation that would result in additional taxes of 20% on imported rootstocks, which would increase the cost of planting vineyards. Vineyard development is one of the major projects undertaken by us, which will continue in the future years. The taxes were not imposed on the rootstocks imported by us in 2004 and those we plan to import in 2005, however, there is no assurance that the taxes will not be imposed starting as early as 2006. In addition, new regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits.

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

The Republic of Moldova became the first former republic of the USSR to elect a communist majority parliament and a communist president in 2001. The communist party also won the majority of votes during the March 2005 parliamentary elections thus extending its majority in the parliament until 2008. Current political forces in the parliament are promoting significantly greater government controls over the economy and in particular over agricultural production. If the president and parliament decide to exert additional control over agricultural production, our business, financial condition and results of future operations could suffer. We could be forced to sell some of our land or vineyards, restrict the acres of vineyards that we are allowed to harvest or limit the amount of wine we are permitted to bottle and/or sell in the Republic of Moldova or export to other countries. We may also be required to pay additional taxes and/or fees in connection with our production of wine and we may not have as much control over the operations of our day-to-day business operations in the Republic of Moldova.

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

An ongoing SEC investigation could result in an enforcement action against us, our directors and/or our officers.

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

The SEC Denver staff followed up several times on its original questions and we provided, to the best of our ability, all information required to these follow up inquiries. The SEC staff also requested and received testimony from our Chief Executive Officer Constantin Jitaru, our Chief Financial Officer Anatolie Sirbu, our Chief Operating Officer Serguei Melnik and our Interim Chief Accounting Officer Alex Brinister. Messrs. Jitru and Sirbu provided voluntary testimony in August, 2004, and Messrs. Melnik and Brinister provided voluntary testimony in September, 2004.

In January, 2005 we were advised that the SEC had elevated the informal inquiry to a formal investigation, and that they wanted to take additional testimony from Alex Brinister. Mr. Brinister provided such additional testimony via telephone on March 8, 2005. On March 29, 2005, we received a Wells Notice from the staff of the SEC relating to the Company’s alleged failure to record expenses relating to the May 2003 issuances of 10,000,000 shares of its securities to two of its executive officers and of 100,000 shares to Serguei Melnik. The Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against us, alleging violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. On the same date, Alex Brinister, also received a Wells Notice from the SEC staff also relating to the May, 2003 these share issuances. This Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against Mr. Brinister, alleging violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13b2-1 thereunder and aiding and abetting the Company’s alleged violations of the Exchange Act, as well as administrative proceedings against Mr. Brinister pursuant to Rule 102(e) of the SEC’s Rules of Practice.

Under the SEC’s procedures, a Wells Notice recipient has an opportunity to respond to the SEC staff’s intended recommendation before the SEC initiates a civil action. We and Mr. Brinister have been cooperating in the SEC staff’s investigation and intend to respond promptly to the respective Wells Notices, in which responses, we and Mr. Brinister intend to vigorously defend their actions.

There can be no assurance that this matter will be resolved in a manner favorable to us or Mr. Brinister. We are unable to predict the outcome of this matter, including what action, if any, the SEC might take, including the imposition of fines, penalties or other possible remedies. We will also likely continue to incur additional costs related to the SEC investigation and Wells responses including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact the market value of our common stock. See Item 3 Legal Proceedings

Failure to resolve a pending derivative lawsuit may lead to continued costs and expenses and increased doubts from existing and potential customers and investors as to our prospects, which could cause our revenues and our stock price to decline.

We are a defendant in a derivative lawsuit filed in the U.S. District Court for the Middle District of Florida alleging that we made material misrepresentations and omissions of material facts concerning our business performance and financial condition and failed to disclose certain related party transactions, thereby overstating our financial condition during a period from April 2001 to June 2004. Should this lawsuit linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, our financial results will be adversely affected by the need to pay the fees and costs incurred in defending this suit.

Additionally, we may not be able to conclude or settle such litigation on terms that coincide with our ability to pay any judgment or settlement. We do not have insurance that will cover any of claims alleged in the pending lawsuit, which will require us, rather than an insurance carrier, to pay all of the expenses and damages, if any, relating to these claims. The size of these payments, individually or in the aggregate, could seriously impair our cash reserves and financial condition. In addition, the continued defense of this lawsuit also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved in the future, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of our customers, potential customers and investors, which could cause our revenues and stock price to further decline. See Item 3: Legal Proceedings.

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

The following table sets forth, for the periods indicated, the average exchange rate (expressed in Moldovan lei) quoted by the National Bank of Moldova. Such rates are set forth as Moldovan lei (MDL) per U.S. dollar. On March 25, 2005, the rate was MDL 12.61 = $1.00.

	Fiscal Year
	2000	2001	2002	2003	2004
Exchange rate at end of period	12.38	13.09	13.82	13.22	12.46
Average exchange rate during period(1)	12.43	12.87	13.57	13.94	12.33
Highest exchange rate during period	12.72	13.12	13.98	14.78	13.22
Lowest exchange rate during period	11.59	12.38	13.07	13.19	11.51

(1)	The average of the exchange rates on the last day of each quarter during the applicable period.

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Offices

Through April, 2005, our corporate offices in the U.S. were located at 1211 Semoran Blvd., Suite 141, in an office facility in Casselberry, Florida, where we leased approximately 1,500 square feet on a month to month basis for a monthly fee of $2,100. Effective April 4, 2005 we changed our mailing address to 2200 Winter Springs Blvd., Suite 106, #330, Oviedo, Florida 32765. We are presently seeking to lease office space for our corporate offices in the U.S. Our corporate offices for our wine production operations in the Republic of Moldova are located in Chisinau City at 6 Zamfir Arbore Street, where we own approximately 6,500 square feet of office space. We believe that our existing facilities are adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Vineyards

As of December 31, 2004, we owned approximately 3,100 acres of farmland suitable for growing vineyards located within approximately 40 miles of Chisinau, the capital of the Republic of Moldova. In the spring of 2004 we planted vineyards on approximately 925 acres of this farmland. We plan to plant an additional 865 acres of vineyards in 2005. The following table sets forth the name of each of our farmland lots and the respective acreage.

Property Name	Region	Approximate Acres
Dancu	Hincesti	395
Geamana	Anenii Noi	2,300
Varatic	Anenii Noi	405

Total		3,100

Wine-Making Facilities

As of December 31, 2004, we owned ten wine-making, distilling, processing and storage facilities located within approximately 40 miles of Chisinau. The following table sets forth the approximate amount of grapes processed at each facility for fiscal 2004, fiscal 2003, fiscal 2002 and fiscal 2001, and the approximate maximum production capacity of each of these facilities.

Facility	Grapes (Tons)					Wine Storage Capacity (Gal.)	Bottling Capacity (per hour)
	Crushed in 2004	Crushed in 2003	Crushed in 2002	Crushed in 2001	Capacity
Puhoi	6,277	5,393	6,021	8,000	10,000	2,576,000	11,000
Orhei	7,516	3,279	4,000	700	10,000	4,876,600	13,000
Susleni	—	—	—	—	7,000	3,801,850	—
Soldanesti	—	—	—	—	—	—	—
Hincesti	5,347	2,186	7,043	1,200	7,000	2,230,000	12,000
Bozieni	1,160	2,687	1,300	86	13,000	1,400,000	—
Mereseni	1,657	2,023	1,400	217	14,000	1,321,000	—
Stolniceni	—	2,529	2,400	—	10,000	2,013,600	—
Caracui	1,575	2,119	1,837	87	14,000	1,215,300	—
Codru	—	—	—	—	4,000	660,500	—

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

The combined grape crushing capacities of our production facilities exceed their actual current processing. As a result, we believe that our existing processing capacity is adequate for our current and near term future needs. The costs of our excess capacities are expensed as incurred.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Shareholder Class Actions

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

Shareholder Derivative Suits

Five shareholders derivative actions, which sought unspecified damages, were filed in the United States District Court, Middle District of Florida, commencing on or about June 30, 2004, naming seven of our directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The five shareholders derivative suits alleged, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contained allegations substantially similar to the foregoing class actions, and claimed that the Company has been injured as a result of the foregoing now-dismissed class actions and the conduct that was alleged in the foregoing class actions. Four of the shareholders derivative suits have since been voluntarily dismissed by the plaintiffs. The Company has filed a motion seeking dismissal of the remaining shareholders derivative suit; the Court has not yet ruled on the Company’s motion to dismiss.

The Company intends to defend itself in the remaining action vigorously. There is no assurance, however, that such matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

SEC Investigation

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

The SEC Denver staff followed up several times on its original questions and we provided, to the best of our ability, all information required to these follow up inquiries. The SEC staff also requested and received testimony from our Chief Executive Officer Constantin Jitaru, our Chief Financial Officer Anatolie Sirbu, our Chief Operating Officer Serguei Melnik and our Interim Chief Accounting Officer Alex Brinister. Messrs. Jitru and Sirbu provided voluntary testimony in August, 2004, and Messrs. Melnik and Brinister provided voluntary testimony in September, 2004.

In January, 2005 we were advised the SEC had elevated the informal inquiry to a formal investigation, and that they wanted to take additional testimony from Alex Brinister. Mr. Brinister provided such additional testimony via telephone on March 8, 2005.

On March 29, 2005, we received a Wells Notice from the staff of the SEC relating to the Company’s alleged failure to record expenses relating to the May 2003 issuances of 10,000,000 shares of its securities to two of its executive officers and of 100,000 shares to Serguei Melnik. The Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against us, alleging violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. On the same date, Alex Brinister, also received a Wells Notice from the SEC staff also relating to the May, 2003 these share issuances. This Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against Mr. Brinister, alleging violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13b2-1 thereunder and aiding and abetting the Company’s alleged violations of the Exchange Act, as well as administrative proceedings against Mr. Brinister pursuant to Rule 102(e) of the SEC’s Rules of Practice.

Under the SEC’s procedures, a Wells Notice recipient has an opportunity to respond to the SEC staff’s intended recommendation before the SEC initiates a civil action. We and Mr. Brinister have been cooperating in the SEC staff’s investigation and intend to respond promptly to the respective Wells Notices, in which responses, we and Mr. Brinister intend to vigorously defend their actions.

There can be no assurance that this matter will be resolved in a manner favorable to us or Mr. Brinister. We are unable to predict the outcome of this matter, including what action, if any, the SEC might take, including the imposition of fines, penalties or other available remedies. We will also likely continue to incur additional costs related to the SEC investigation and Wells responses, including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until the investigation concludes. Any adverse development in connection with the investigation, including any expansion of the scope of the investigation, could negatively impact the market value of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER’S PURCHASES OF EQUITY SECURITIES

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

On April 20, 2005, the AMEX staff notified us that as a result of our failure to file our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 within the prescribed timeframe, we were not in compliance with the currency in public reporting continued listing requirement pursuant to Sections 134 and 1101 of the AMEX Company Guide. The AMEX staff invited us to submit a plan of compliance addressing the continued listing deficiency by no later than May 4, 2005. The AMEX staff further noted that we must regain compliance with all AMEX listing requirements no later than June 15, 2005.

On April 27, 2005, we requested an extension of time to regain compliance with Section 704 of the AMEX Company Guide. Under this Section, an AMEX-listed company is required to hold meetings of its stockholders annually to elect directors and to take action on other corporate matters in accordance with its charter, by-laws and applicable state laws. We believe that a 90-day extension will give us a reasonable opportunity to prepare and hold an annual shareholder meeting as required under the AMEX Company Guide. As of the today, the AMEX staff has not notified us whether it accepts or rejects our extension request.

On May 4, 2005, we submitted a plan of compliance with the currency in public reporting AMEX continued listing deficiency. We outlined the reasons for the filing delay. Specifically, we stated that when filed, the Annual Report will not include the report by Michaelson & Co., P.A., our former auditors, regarding our consolidated financial statements (including the information in the notes thereto) as of and for the year ended December 31, 2003. Our consolidated financial statements as of and for the year ended December 31, 2003, as included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003, were audited by Michaelson, which firm in its report dated April 2, 2004 expressed an unqualified opinion on those financial statements. On April 29, 2005, Michaelson & Co., P.A advised us that it will not grant us permission to re-use its report on the fiscal 2003 consolidated financial statements in the Annual Report. However, Michaelson has not, as of the date of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004, withdrawn its opinion on our consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003. We further notified the AMEX staff that the subject Annual Report will be filed as soon as possible following our discussions with the SEC staff concerning the omission of the report of Michaelson & Co., P.A from our 2004 Annual Report on Form 10-KSB. Presently, we are in dialogue with our present independent auditors concerning the feasibility of the re-audit of the 2003 consolidated financial statements. As of the date of this filing, our Audit Committee and the auditors have not reached any conclusions respecting that matter. Further, as of the date of this filing, the AMEX staff has not notified us whether it accepts or rejects the foregoing plan.

In the event the AMEX staff does not accept our plan of compliance, the AMEX staff will initiate delisting proceedings. There is no assurance that the AMEX staff will accept our plan of compliance or that, even if such plan is accepted, we will be able to implement the plan within the prescribed timeframe. We may appeal a staff determination to initiate such proceedings and seek a hearing before an AMEX panel. The time and place of such a hearing will be determined by the Panel. If the Panel does not grant the relief sought by us, our securities could be de-listed from the AMEX and may continue to be listed on the OTC Bulletin Board Market.

Furthermore, whether our shares are traded on AMEX, the Bulletin Board or the Pink Sheets, there is still a limited “public” market for our common stock. Of the 12,168,768 shares of common stock outstanding on May 10, 2005, only 1,216,842 shares, or just over 10 % of the shares outstanding, are held by someone other than our officers and directors. Due to the low number of outstanding shares held by the “public,” the market price of our common stock is volatile.

Prior to our listing on the AMEX in November, 2003, our shares of common stock were traded over-the-counter on the OTC Bulletin Board under the symbol “ASCS.”

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock, as reported in published financial sources. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, commission, and may not represent actual transactions. All amounts have been adjusted to reflect the one-for-ten reverse stock split affected in May 2003.

	High	Low
Fiscal Year Ended December 31, 2004
Quarter Ended December 31, 2004	4.10	2.75
Quarter Ended September 30, 2004	4.95	2.70
Quarter Ended June 30, 2004	(1)	(1)
Quarter Ended March 31, 2004	8.25	5.95
Fiscal Year Ended December 31, 2003
Quarter Ended December 31, 2003	10.24	3.80
Quarter Ended September 30, 2003	4.90	2.00
Quarter Ended June 30, 2003	5.00	0.05
Quarter Ended March 31, 2003	3.80	1.80
Fiscal Year Ended December 31, 2002
Quarter Ended December 31, 2002	4.20	1.80
Quarter Ended September 30, 2002	4.20	2.00
Quarter Ended June 30, 2002	5.00	2.00
Quarter Ended March 31, 2002	7.50	3.20

(1)	No trades due to Trading Suspension discussed above.

Holders

As of December 31, 2004, there were 918 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Set forth below in chronological order is information regarding securities issued by us during fiscal 2004 that were not registered under the Securities Act.

On December 17, 2004, we entered into a Release of Claims and Covenant Not to Sue (the “Release”) with certain “accredited” investors (including both individuals and institutions) which had purchased the Company’s securities in the December 2003 private placement (“2003 Investors”). In consideration of the Shares Issuance and Warrant Repricing (as discussed below), the 2003 Investors agreed to release and discharge us against any and all claims and causes of action, including those specifically related in any way to the 2003 Investors’ purchase of our securities in the 2003 private placement (the “Claims”). The 2003 Investors further agreed to not to sue or bring any action in law, or in equity against us arising from or relating to the Claims.

Pursuant to the terms of the Release, on December 17, 2004, we, in a privately negotiated transaction, agreed with the 2003 Investors to reduce the purchase price of our securities sold to the 2003 Investors (including both individuals and institutions) from $5.00 to $3.50 per share by (x) reducing the exercise price of the 259,600 warrants sold in the 2003 private placement to $5.00 (the “Warrant Repricing”) and (y) issuing 111,257 additional shares of our common stock (the “Share Issuance”). The shares of our common stock issued in connection with the Share Issuance (the “Shares”) and the warrants to be issued in connection with the Warrant Repricing (the “Repriced Warrants”) have not been registered under the Securities Act of 1933, as amended (the “Act”), and when issued, will be issued pursuant to Section 4(2), Section 4(6) and/or 3(b) of the Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. The issuances of the Share Issuance and Warrant Repricing were approved by our Board of Directors. The 2003 Investors represented to us that they were acquiring our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. When issued the certificates representing the securities issued will bear appropriated restrictive legends. No placement or underwriting fees were paid in connection with this transaction.

We also granted piggy-back registration rights to the 2003 Investors in connection with the Share Issuance and Warrant Repricing, which rights expire on or before December 5, 2006.

Purchases of Equity Securities by the Registrant

None.

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

In December 2001, we acquired approximately 25% of S.A. Vitis Hincesti. On March 7, 2002, we acquired an additional 21% of S.A. Vitis Hincesti. In June 2002, we acquired, through the acquisition of a beneficial interest in an irrevocable trust, an additional 5% interest in S.A. Vitis Hincesti. Through June 2002, we accounted for our investment in S.A. Vitis Hincesti using the equity method. The acquisition of the additional interest in June 2002 gave us the controlling interest in S.A. Vitas Hincesti, at which time we began to consolidate S.A. Vitis Hincesti. In February 2003, we subscribed to a subscription offering by S.A. Vitis Hincesti, increasing our ownership in S.A. Vitis Hincesti to 61%. See Note 1 of Notes to Consolidated Financial Statements.

The consolidated financial statements, including the information in the notes thereto, as of and for the year ended December 31, 2003 included in this Annual Report on Form 10-KSB are unaudited.

The Company’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003, were audited by Michaelson & Co., P.A., which firm in its report dated April 2, 2004 expresses an unqualified opinion on those financial statements.

Michaelson & Co., P.A. has advised the Company that it will not grant the Company permission to reuse its report on the fiscal 2003 consolidated financial statements in this Annual Report on Form 10-KSB. However, Michaelson & Co., P.A. has not, as of the date of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004, withdrawn its opinion on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Accordingly the fiscal 2003 consolidated financial statements, as included herein, are deemed unaudited. Except for certain reclassifications to conform to fiscal 2004 presentations, the fiscal 2003 consolidated financial statements, as included herein, have been derived from, without adjustment, those included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

The omission of a report on the audit of the fiscal 2003 consolidated financial statements from this Annual report on Form 10-KSB means that this Annual Report on Form 10-KSB fails to comply, in that respect, with the rules and regulations of the SEC. The Company is presently exploring the feasibility of having the Company’s 2003 consolidated financial statements reaudited for the purpose of curing the aforementioned 2004 Form 10-KSB filing deficiency.

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

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for fiscal 2004.

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

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance in fiscal 2004.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss in fiscal 2004.

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the difference in the financial reporting and tax treatments of specific items, such as depreciation, the allowance for doubtful accounts, and other items. These differences result in deferred tax assets and liabilities. We also record a deferred tax asset for the net operating loss carryforwards we have in the U.S. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Our future tax expense as reported in the financial statements will be affected by the extent to which we establish a valuation allowance or increase or decrease the allowance in a period. To date, we have recorded a valuation allowance of $15,471,224, the entire amount of our deferred tax assets (primarily net operating loss carryforwards) in the U.S. as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. During fiscal 2004 and 2003 we incurred foreign currency transaction losses of $198,213 and $83,698, respectively.

The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the average exchange rates (expressed in Moldova lei to U.S. $1.00) and the exchange rates as of the beginning and end of fiscal 2004 and 2003 as quoted by the National Bank of Moldova:

	2004	2003
Exchange rate at beginning of year	13.22	13.82
Average exchange rate for year	12.33	13.94
Exchange rate at end of year	12.46	13.22

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At December 31, 2004 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $10.1 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $100,911, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $100,911.

Key Business Challenges and Risks

The nature of our operations, and the locations in which we operate and sell our products, create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report on Form 10-KSB.

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

The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. For example, the Moldovan government is currently considering adoption of legislation that would result in additional taxes of 20% on imported rootstocks, which would increase the cost of planting vineyards. Vineyard development is one of the major projects undertaken by us, which will continue in the future years. The taxes were not imposed on the rootstocks imported by us in 2004 and those we plan to import in 2005, however, there is no assurance that the taxes will not be imposed starting as early as 2006. In addition, new regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits.

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

Economic conditions in our key markets. We derived approximately 99% of our total revenue in the fiscal 2004 from sales of our products outside Moldova, with approximately 83% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. These efforts have enabled us to increase our overall sales while decreasing the percentage of our total sales accounted for by exports to the Russian Federation from approximately 95% in fiscal 2000 to approximately 83% in fiscal 2004. Our plan is to attempt to reduce our sales in the Russian Federation to about 70% of our total revenues over the next five years by increasing our sales to our other current markets and entering new markets, including the United States, Central and Western Europe and Israel. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital. For example, the Government of Ukraine unilaterally doubled excise taxes on imported wines during fiscal 2003 in order to protect Ukrainian producers. Although our sales to Ukraine have not decreased as a result of this increased excise tax, the growth of our sales in the Ukrainian market might otherwise have been higher. These disruptions can affect our ability to import and export products and repatriate funds, which in turn can affect the level of consumer demand for our products, leading to a decrease in our levels of sales or profitability.

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

Distribution network. We sell our products to distributors for resale to retail outlets including grocery stores, package liquor stores, club and discount stores and restaurants. Sales to our largest buyer, who is an importer and a distributor in the Russian Federation, GB Holding Vin, represented approximately 24% of our revenues in fiscal 2004, while sales to our largest distributor during fiscal 2003 and fiscal 2002, Iantarnaia Grozdi, represented approximately 24% of our revenues in each of fiscal 2003 and 2002. Sales to our five largest distributors combined, Iantarnaia Grozdi, GB Holding Vin, Expovin, Sever and Davis, all of whom are in the Russian Federation, represented approximately 74% of our revenue in fiscal 2004 and 82% of our revenues for fiscal 2003. Our sales to these distributors are expected to continue to represent a substantial amount of our net revenues in the near future. Distribution channels for alcoholic beverage products have been characterized in recent years by rapid change, including consolidations of certain distributors. In addition, distributors and retailers of our products offer products which compete directly with our products for retail shelf space and consumer purchases. Our agreements with our distributors are for a one year term, and are renewed on an annual basis. In the future, our distributors and retailers may decide to not continue to purchase our products or provide our products with adequate levels of promotional support. Changes in the financial condition of these distributors, consumer preferences or consumer spending in the Russian Federation could affect both the quantity and price level of the wines that we are able to sell to these distributors.

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

Seasonality. Our revenues and operating results may vary from quarter to quarter due to seasonal changes in consumer consumption habits. For example, sales volumes tend to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the third and fourth calendar quarters and lowest in the first calendar quarter. Seasonal factors also affect our cash flows and the levels of borrowing. For example, our borrowing levels typically are highest during fall when we have to pay growers for grapes harvested and make payments related to the harvest.

Capital. The wine industry is a capital-intensive business which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. We estimate our need for capital expenditures at approximately $10 million over three years to be used for planting additional acres of vineyards, renovating and upgrading our production facilities. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. In order to ensure continued growth in our operations, we estimate that we will need to increase our working capital by 30% annually. These funds will be used to increase our purchases of grapes as well as other raw materials such as glass, cork and labels. These capital expenditures and working capital requirements will have to be financed from cash flows from operations, additional borrowings or additional equity financing. There is no assurance we will be able to attract sufficient debt or equity capital, and in particular our ability to attract equity capital may be adversely due to the litigation that followed the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 .(see Item 3 – Legal Proceedings). If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our more technologically advanced competitors who are able to invest in modern winemaking equipment will be adversely affected.

Foreign currency exchange rates. Our net income may be significantly affected by changes in the exchange rates between the lei and other currencies, in particular the U. S. Dollar. See “Critical Accounting Policies and Estimates – Foreign currency accounting.”

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues increased $2,878,987 or 17.5% from $16,439,613 in fiscal 2003 to $19,318,600 in fiscal 2004. Our case sales increased by approximately 330,000 cases, or 20.1% to approximately 1,970,000 cases in fiscal 2004 from approximately 1,640,000 cases in fiscal 2003. The average price of a case decreased from $10.02 in fiscal 2003 to $9.81 in fiscal 2004. The average price decreased as the result in the shift in the assortment of wines sold during fiscal 2004 as compared to fiscal 2003. The average price per case of bottled wine will vary from period to period based on the trends in consumer behavior, seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal year may not be indicative of trends in average prices that will continue into the next fiscal year.

Cost of Sales and Gross Profit. Cost of sales increased by $2,495,869 or 25.0% from $9,997,596 in fiscal 2003 to $12,493,465 in fiscal 2004. Gross profit increased by $383,118 from $6,442,017 in fiscal 2003 to $6,825,135 in fiscal 2004. The gross profit percentages were 35.3% and 39.2% in fiscal 2004 and 2003, respectively. The gross profit percentage decreased in fiscal 2004 from fiscal 2003 as the result of increase in costs of raw material, primarily grapes we purchase to produce our wines and the decline in the average per case price in fiscal 2004, as discussed above.

Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 produced wines that were marketed by us in 2004 and also will produce wines that will be marketed in subsequent years. In the harvest that took place in the fall of 2004 the prices we paid for grapes and bulk wine were generally lower than they were in 2003. If we are not able to increase the prices we charge our distributors to offset higher cost we incur in periods when the price of grapes and bulk wine increase, such as in 2003, our gross profit percentage may decrease.

Selling and Administrative Expenses. Selling and administrative expenses increased by $2,095,572 or 102.6% from $2,042,245 in fiscal 2003 to $4,137,817 in fiscal 2004. Selling, general and administrative expenses were 20.9% of revenues in fiscal 2004 and 12.4% of revenues in fiscal 2003. The principal components of the increase in selling, general and administrative expenses were increases in consulting fees and professional fees. Consulting fees increased by $1,180,700, including an expense of $952,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 9 of Notes to Consolidated Financial Statements). Professional fees increased by approximately $400,000, in part due to the expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements as well as shareholder litigation (See Note 11 of Notes to Consolidated Financial Statements) and SEC investigation (see Note 12 of Notes to Consolidated Financial Statements). Additional expenses related to the SEC investigation and certain remaining litigation are expected to affect fiscal 2005. We also incurred a non-cash charge of $455,295, which we view as non-recurring, related to the issuance of additional shares and the repricing of warrants to the investors which participated in 2003 private placement (see Note 9 of Notes to Consolidated Financial Statements). In addition, our fiscal 2004 expenses included approximately $260,000 for the use of trademarks owned by the government of Moldova. This became obligatory during fiscal 2004 and will continue into future years. Shipping costs increased by $51,295 as the result of the increase in our sales. These increases were partially offset by decreases in advertising expenses of approximately $100,000 and decreases in certain other expenses.

Depreciation and Amortization. Depreciation and amortization expense increased from $576,585 in fiscal 2003 to $717,264 in fiscal 2004 as the result of additions to our property, plant and equipment during fiscal 2004, which primarily included the fermentation, pressing and aging equipment for our Puhoi winery.

Stock Issuance Expense. On April 22, 2003, our board of directors approved the issuance of 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the terms of the Merger. Pursuant to those terms, Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares. However, as a result of the issuance of shares of our common stock to persons other than Messrs. Jitaru and Sirbu, which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than required under the terms of the Merger. After initiating and later settling litigation over those issuances (see Note 9 of Notes to Consolidated Financial Statements), the board of directors determined that these shares should be issued. The 10,000,000 shares were valued on the basis of the closing price on the date of the board of directors resolution, resulting in the recording of $40,000,000 of stock issuance expense. This expense was non-cash in nature, and is not expected to recur at this level.

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

Income (loss) from Operations. As a result of the foregoing, income from operations was $1,970,054 in fiscal 2004 as compared to a loss from operations of $36,576,813 in fiscal 2003. However, the income (loss) from operations for both fiscal 2004 and 2003 included the effects of non-recurring or unusual items. The loss from operations in fiscal 2003 included the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our income from operations would have been $3,823,187 in fiscal 2003. The income from operations in 2004 included the effects of non-recurring consulting fees, the expense recorded from the issuance of additional shares and the repricing of the warrants to the 2003 private placement investors, and higher than usual professional fees aggregating approximately $1,874,000. Without the effects of those expenses our income from operations in fiscal 2004 would have been $3,844,054, representing a $20,867 or 0.5% increase over the income from operations in 2003 calculated without that period’s non-recurring items. Therefore the income from operations without the effects of the non-recurring and unusual items discussed above remained substantially the same in 2004 as compared in 2003, primarily reflecting the increase in our sales and resulting gross profit offset by increases in sales and marketing costs from the trademark fee paid to the state of Moldova and higher depreciation.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of in S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries decreased from $318,893 in fiscal 2003 to a negative $30,650 in fiscal 2004 as the result of the lower net income or higher net loss in subsidiaries with smaller ownership by the parent such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Interest Expense. Interest expenses increased by $62,493 or 8.3% from $752,373 in fiscal 2003 to $814,866 in fiscal 2004. This increase was primarily due to the increase in our average borrowing rate on debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 and 2004 harvest for production of wines to be sold in future years.

Income Taxes. Income taxes decreased by $223,161 or 62.1% from $359,273 in fiscal 2003 to $136,112 in fiscal 2004 as the result of the decrease in the taxable income reported by our operating subsidiaries in Moldova. Our effective tax rates were a negative 1.0% in fiscal 2003 and 13.8% in fiscal 2004. The effective tax rates differ from the statutory rates due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. (see Note 13 of Notes to Consolidated Financial Statements). We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income in fiscal 2004 was $877,688 as compared with a net loss of $37,865,050 in fiscal 2003. However, the net income (loss) for both the fiscal 2003 and 2004 included the effects of non-recurring or unusual items. The net loss for fiscal 2003 included the $40,400,000 of non-recurring non-cash expenses related to the issuance of 10,100,000 shares discussed above. Without those expenses, our net income for fiscal 2003 would have been $2,534,950. The net income for fiscal 2004 included the effects of non-recurring consulting fees, the expense recorded from the issuance of additional shares and the repricing of the warrants to the 2003 private placement investors, and higher than usual professional fees aggregating $1,874,000. Without the effects of those expenses our net income for fiscal 2004 would have been $2,751,638 representing a $216,688, or 8.5% increase over the net income for fiscal 2003 calculated without that period’s non-recurring items. This $216,528 increase reflects the effects of changes in our effective tax rates and the minority interests in the income or losses of our subsidiaries, partially offset by increases in our interest expense and the absence from 2004 of other income similar to the $226,000 recognized in fiscal 2003 from the settlement of certain litigation.

Liquidity and Capital Resources

In both fiscal 2004 and 2003, our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment and to repay bank loans.

Cash flows from operations were $4,060,640 in fiscal 2004, compared to $572,894 in fiscal 2003. Operating cash flows,computed by adjusting net income (loss) for non-cash expenses, was $3,311,396 in fiscal 2004 as compared to $3,624,526. The increase in our cash flows from operations was principally generated from increases in our accounts payable and prepayments received of $1,188,870, and a decrease of $1,182,664 in advance payments made to purchase grapes, partially offset by aggregate cash outflows of $1,843,209 required to support higher levels of accounts receivable and inventory, all of which reflect our increasing level of operations and revenues, as well as a $301,780 decrease in taxes payable. At December 31, 2004, our accounts receivable represented 70 days of sales on the basis of our sales for the fourth quarter of fiscal 2004, as compared to 54 days of sales at December 31, 2003 on the basis of our sales for the fourth quarter of fiscal 2003. A significant portion of our sales take place before the holiday season, and therefore increases in sales can have the effect of increasing the days outstanding in our accounts receivable at December 31. We do not believe that the 16 day increase in the number of days of sales outstanding at December 31, 2004 as compared to December 31, 2003 indicates any decline in the collectability of our trade receivables. Our accounts payable increased from December 31, 2003 to December 31, 2004 as a result of increase in our operations. Although our operating cash flows for fiscal 2004 include the effect of an increase in our accounts payable of approximately $1.2 million, and a decrease in advance payments made to purchases grapes of $1.2 million from December 31, 2003 to December 31, 2004, even if our accounts payable had not increased and our advance payments had not decreased, our operations for fiscal 2004 would have generated positive cash flows of $1.7 million.

In fiscal 2004, we used $2,769,577 in investing activities to invest in additional production facilities and the development of our vineyards. We financed these investments using cash flows from operations. We also used $1,365,119 for repayment of short-term debt and $68,758 to reduce capital lease obligations.

In fiscal 2003, we used $1,938,654 in investing activities to invest in additional production facilities and purchase land that will be developed as a vineyard. For the first three quarters of fiscal 2003, we financed these investments through a combination of our cash flows from operations and borrowings. Our investments in the fourth quarter of fiscal 2003 were financed with the proceeds of a private placement of common stock and warrants. As a result, total cash provided by financing activities was $1,533,871. In fiscal 2005, we plan to plant approximately 865 acres of the land we have acquired for vineyards

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. At December 31, 2004 we have an aggregate of approximately $5.6 million of such borrowings, all of which is due in fiscal 2004 except for $6,861 of capital lease obligations. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements do not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

We have no unused lines of credit or other borrowing facilities at December 31, 2004. However, we have been negotiating with our current lenders to extend our debt repayment schedules, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures.

At December 31, 2004, we had net working capital of $4,533,436 compared to net working capital of $3,988,572 at December 31, 2003. We currently believe that our existing working capital and the cash flows from our operations (including the cash flows from operations made available by negotiating extensions of debt repayments) will be sufficient to fund our operations and capital expenditures for fiscal 2005. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement was effective for us in fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance of SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that implementing SFAS No. 151 should not have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated for the company using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R (Revised 2004) is effective for the first interim reporting period that begins after January 1, 2006 and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. We are still studying the requirements of SFAS No. 123R (Revised 2004) and have not yet determined what impact it will have on our results of operations and financial position.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that SFAS No. 153 will have a material affect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth on pages F-1 through F-23 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 22, 2004, Michaelson & Co., P.A. (“Michaelson”) advised us that Michaelson was declining to continue its engagement with us as our independent accountants. As of June 22, 2004, upon the approval of our board of directors, we engaged Moore Stephens Lovelace, P.A. to serve as our independent accountants. The change in our independent auditors was previously reported, along with all required disclosures, on Form 8-K filed on June 24, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, the end of the period covered by this annual report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In our annual report on Form 10-KSB for the year ended December 31, 2003, as well as in our quarterly reports for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, we disclosed that our Certifying Officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

Our March 23, 2004 announcement followed our receipt on March 5, 2004 of a letter from the staff of the SEC containing the SEC Division of Corporation Finance staff’s comments relating to our financial and non-financial disclosures contained in our Registration Statement on Form S-3 filed with the SEC on February 6, 2004, our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and our proxy statement (Schedule l4A) filed December 4, 2003. The SEC staff inquired, among other things, into our accounting treatment of the ten million share issuance. The March 5, 2004 SEC staff letter followed an informal inquiry from the SEC’s Denver regional office requesting voluntary production of documents relating to our accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003, including accounting treatment of certain related-party transactions. As discussed in Item 3 Legal Proceedings and in Note 12 to Consolidated Financial Statements, the SEC staff elevated the informal inquiry to a formal investigation in January, 2005, and on March 29, 2005 advised the Company and Mr. Brinister that it intended to recommend that civil or administrative enforcement actions be brought against the Company and Mr. Brinister for violations of the certain sections of the Exchange Act and the rules thereunder relating to the Company’s alleged failure to record expenses relating to the May 2003 issuances of 10,000,000 shares of its securities to two of its executive officers and 100,000 shares to Serguei Melnik.

As discussed in Notes 3 and 19 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as the result of our inquiries into the matters raised in the letters from the SEC staff, our fiscal 2002 and interim 2003 financial statements were restated to correct the manner in which we accounted for: (1) the issuance of the 10,000,000 shares to Constantin Jitaru and Anatolie Sirbu; (2) the accounting for certain shares issued under consulting and employee stock awards in fiscal 2003; (3) the portion of fiscal 2002 for which our consolidated results of operations included the operations of S.A. Vitis Hincesti; and (4) certain accounting related to the Merger.

The evaluation of our disclosure controls and procedures carried out by our management considered whether weaknesses in our disclosure controls and procedures were a cause of the errors for which our fiscal 2002 and interim 2003 financial statements had to be restated. We concluded that at December 31, 2003 our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder due to the following reasons:

•	we lacked a chief accounting officer having the necessary level of experience with U.S. generally accepted accounting principles (US GAAP) and SEC reporting;

•	we lacked controls to insure that agreements, contracts and other documents relating to debt and equity transactions, and investments in subsidiaries or investees, including transactions such as those discussed above, were provided to and reviewed by accounting and financial reporting personnel on a timely basis to insure that the financial reporting and disclosure implications of such transactions could be considered and reflected in the financial statements in the proper periods;

•	we lacked controls to insure that actions taken by our board of directors were documented in their minutes on a timely basis to insure that the financial reporting and disclosure implications of such actions could be considered and reflected in the financial statements in the proper periods; and

•	our audit committee was not adequately manned, or sufficiently active in accordance with its charter, including its duties to discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

As a result of these findings, we determined to take the following steps to improve our disclosure controls and procedures:

•	create the position of chief accounting officer who will report both to the chief executive officer and the audit committee, and hire for that position a person having adequate experience in the application of US GAAP and SEC reporting;

•	require that all contracts, agreements and other documents relating to debt or equity transactions, acquisition of assets or securities and investments in subsidiaries or investees, including transactions such as those discussed above, be reviewed and approved by the chief accounting officer prior to their execution;

•	require that all other material contracts or agreements be: (1) in writing; (2) executed only by the chief executive officer or chief financial officer; (3) if not in English, translated into English as soon as practicable after execution; and (4) immediately forwarded to the chief accounting officer and our outside legal counsel;

•	require that the chief accounting officer attend all of the meetings of our board of directors to be aware of actions taken by the board of directors that have accounting or disclosure implications, and that the chief accounting officer act as the secretary for the board of director meetings and be responsible for the timely preparation of minutes of those meetings;

•	reconstitute our audit committee to, in accordance with its charter, be made up of independent directors who are financially literate, and to contain at least one member who is a “financial expert” as that term is defined in the SEC’s rules; and

•	require our audit committee to meet at least once every quarter, prior to the release of that periods’ financial statements, to, among other things, discuss, with management and our independent auditors, prior to the release of each periods’ financial statements, the financial statements themselves, significant accounting policies and estimates, our internal controls, and the scope and findings of the work performed by our independent auditor in its audit or review of the financial statements.

As of December 31, 2004 we have instituted all of the steps described above, except that at December 31, 2004 the position of chief accounting officer is presently being filled by an “interim” chief accounting officer while we continue our efforts to identify and hire a permanent chief accounting officer. However, while we continue this search our current accounting and financial reporting personnel are consulting regularly with our auditors, and with our audit committee, which has engaged outside counsel which attends each audit committee meeting.

We believe that the completion of these steps now allow us to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder. We will continue to evaluate our disclosure controls and procedures, and to seek to both implement, on a timely basis, changes to our disclosure controls and procedures that may be necessary to keep them effective in light of any changes in the nature of our business and any rapidly changing environment, and improve them.

Item 8B. Other Information

Officer/Director Resignation

On May 10, 2005, Serguei Melnik resigned as Chief Operating Officer and a director of Asconi Corporation. Mr. Melnik’s resignation was for personal reasons.

As a result of Mr. Melnik’s resignation, the Board currently consists of eight members and one vacancy: Constantin Jitaru, Anatolie Sirbu, Nurlan Arinov, Nicolae Sterbets, Radu Bujoreanu, Tatiana Radu, Anatolyi Krupskyi and Andrei Gani.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, positions and ages of our executive officers and directors, both as of as of December 31, 2004.

Name	Age	Title
Constantin Jitaru	45	Chairman of the Board, Chief Executive Officer and President
Anatolie Sirbu	41	Director, Chief Financial Officer, Secretary and Treasurer
Serguei Melnik(6)	32	Director, Chief Operating Officer
Nurlan Arinov (1)(3)(4)(5)	34	Director
Radu Bujoreanu(4)	33	Director
Nicolae Sterbets	53	Director
Tatiana Radu	39	Director
Anatolii Krupskyi (2)(3)(4)	36	Director
Andrew Gani (2)(3)(4)	34	Director

(1)	Appointed to the Board of Director on October 12, 2004, to fill in the vacancy created by Frank Clear’s resignation.
(2)	Appointed to the Board of Directors on February 16, 2005.
(3)	Member of the Audit Committee.
(4)	Independent Director.
(5)	Audit Committee Financial Expert.
(6)	Resigned as of May 10, 2005.

The Board currently consists of eight members and one vacancy resulting from Serguei Melnik’s resignation as of May 10, 2005: Constantin Jitaru, Anatoie Sirbu, Nicolae Sterbets, Radu Bujoreanu, Tatiana Radu, Nurlan Arinov, Anatolyi Krupskyi and Andrew Gani.

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

Nurlan Arinov has joined our Board of Directors as an independent director and a member of the Audit Committee of the Board in October 2004. From April 2004 to present, Mr. Arinov has served as the auditor with PriceWaterhouseCoopers in Kazakhstan. From 1999 to 2002, he was a logistics and procurement manager of the Coca-Cola bottlers in Uzbekistan. Mr. Arinov graduated with honors from the University of Illinois with a Master’s degree in accounting. He is a US Certified public accountant. Mr. Arinov also holds a Master’s degree in engineering from the Bauman State Technical University in Moscow, Russia.

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

Anatolyi Krupskyi joined our Board of Directors as an independent director and as a member of the Audit Committee in February 2005. From December 2002 to present, Mr. Krupskyi has served as the General Director of Expowine in Moscow, the Russian Federation. From 1995 to 2002, he has served as the leading specialist of the Federal Tax Enforcement Service of the Russian Federation. Mr. Krupskyi graduated with Master’s degrees in economics and engineering from the Executive Military School in Voli, the Russian Federation in 1998. He also holds a law degree from the Saratov State Law Academy.

Andrew Gani has joined our Board of Directors as an independent director in February 2005. From November 2003 to present, Mr. Gani has served as the Sales Director of Expowine in Moscow, the Russian Federation. From 1998 to 2003, he has served as the Regional Manager of Epsilon in Moscow. Mr. Gani graduated from Stavropol Technical University with a Master’s degree in Economics and Management.

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

Board of Directors and Committees

Directors are elected at the annual stockholder meeting or appointed by our Board of Directors and serve for one year or until their successors are elected and qualified. When a new director is appointed to fill a vacancy created by an increase in the number of directors, that director holds office until the next election of one or more directors by stockholders. Our current directors except for Nurlan Arinov, Anatolyi Krupskyi and Andrew Gani, were elected at our annual meeting of stockholders held on December 22, 2003. Mr. Arinov was appointed to our Board of Directors in October 2004 and Mr. Krupskyi and Mr. Gani were appointed in February 2005. Officers are appointed by our Board of Directors and their terms of office are at the discretion of our Board of Directors.

Our Board of Directors held two meetings during fiscal 2004. All Board members attended the meetings. In addition, our Board of Directors acted by unanimous written consent four times in fiscal 2004. In connection with his appointment to our Board of Directors in July 2003, Serguei Melnik purported to appoint Constantin Jitaru as his proxy to vote for him as a member of our Board of Directors with regard to any question, action, resolution, election or other matter presented to the members of our Board of Directors for vote or approval. We, however, do not believe that the proxy is valid or enforceable, and therefore have obtained Serguei Melnik’s signature on all written consents of our board of directors since July 2003. Mr. Melnik resigned from the Board and as the COO of the Company effective as of May 10, 2005 (See Item 8B. Other Events).

Our Board of Directors has a standing audit committee, which met five times during fiscal 2004. All committee members were in attendance. Our Board of Directors does not have any other committees.

The audit committee acts under a written charter adopted by our board of directors, which was filed as Appendix A to our Schedule 14A filed on December 4, 2003. Under its charter, the audit committee oversees the integrity of the audit process, financial reporting and internal accounting controls of Asconi and the compliance by Asconi with legal and regulatory requirements. The audit committee is also directly responsible for the appointment, compensation and oversight of our independent auditor. The audit committee is composed of three members, Nurlan Arinov, Radu Bujoreanu and Anatolyi Krupskyi, all of whom are “independent” as such term is defined in Section 121A of the AMEX listing standards and Rule 10A-3 under the Exchange Act. Our Board determined that Mr. Arinov meets the qualifications of “audit committee financial expert” as provided under the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our outstanding common stock to file reports with the SEC and AMEX regarding initial statement of ownership, statement of changes of ownership and, where applicable, annual statement of ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all such statements they file. Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2004, except that a Form 3 for Nurlan Arinov has not filed as of the date hereof.

Code of Ethics

We have adopted a Code of Ethics and Conduct within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. This Code applies to our directors and executive officers, such as our principal executive officer, principal financial officer, controller, and persons performing similar functions for us. We have posted a copy of our Code on our website at www.asconi.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to Asconi during fiscal 2004, 2003 and 2002 by our Chief Executive Officer and any executive officer who received annual compensation in salary and bonus combined in excess of $100,000 during those years. Each person below is referred to as a named executive officer.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period	Annual Compensation (2)(3)			All Other Compensation ($)
		Salary ($)		Bonus ($)
Constantin Jitaru(1) Chairman of the Board Chief Executive Officer	Fiscal 2004 Fiscal 2003 Fiscal 2002	30,000 30,000 30,000	(4)	40,000 40,000 40,000	— 20,000,000 —	(5)

Anatolie Sirbu Chief Financial Officer Secretary and Treasurer	Fiscal 2004 Fiscal 2003	30,000 30,000		40,000 40,000	— 20,000,000	(5)

(1)	Mr. Jitaru became our Chief Executive Officer on June 29, 2001, and has been the Chief Executive Officer of our wholly-owned subsidiary, Asconi S.R.L., since April 12, 2001.

(2)	Compensation is paid in Moldovan leí, the official currency of Moldova, and the amount set forth in this table is the equivalent in U.S. dollars.
(3)	The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officer. The aggregate amount of such compensation for the named executive officer is less than 10% of the total annual salary and bonus.
(4)	Represents compensation of $1,200 per month in salary and periodic bonuses for services performed from April 12, 2001 to December 31, 2001.
(5)	Mr. Jitaru and Mr. Sirbu were each issued 5,000,000 shares of common stock in a transaction that was not registered under the Securities Act. Such shares were valued at $4.00 per share, the market value of the stock on April 22, 2003, the date our board of directors approved the issuance of the shares. See Note 11 of Notes to Consolidated Financial Statements.

Stock Options Granted and Exercised in Fiscal 2004

No stock option grants were made to either Constantin Jitaru or Anatolie Sirbu in fiscal 2004, and no stock options were exercised by either Constantin Jitaru or Anatolie Sirbu in fiscal 2004.

Director Compensation

Currently, our directors do not receive compensation for serving on our board of directors or on the audit committee. Directors are reimbursed for their reasonable expenses incurred in attending meetings, which during fiscal 2004 was a nominal amount.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth information regarding the beneficial ownership of our common stock as of December 31, 2004 by the following individuals or groups:

•	each person or entity who we know beneficially owns more than 5.0% in the aggregate;

•	each of our named executive officers;

•	each of our directors; and

•	all directors and named executive officers as a group.

Unless otherwise indicated, the address of each of the individuals listed in the table is c/o Asconi Corporation, 2200 Winter Springs Blvd., Suite 106, #330, Oviedo, Florida 32765.

The percentage of beneficial ownership in the following table is based upon 12,057,442 shares of common stock outstanding as of December 31, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock issuable under options, warrants or other conversion rights that are presently exercisable or exercisable within 60 days of December 31, 2004 are deemed to be outstanding and beneficially owned by the person holding the options, warrants or conversion rights for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class Outstanding
Constantin Jitaru	5,460,813	45.3%
Anatolie Sirbu	5,460,813	45.3%
Serguei Melnik	30,000	*
Nurlan Arinov	0	*
Radu Bujoreanu	300	*
Nicolae Sterbets	0	*
Tatiana Radu	0	*
All directors and named executive officers as a group (7 persons)	10,951,926	90.8%

*	Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have any type of equity compensation plan for our employees, officers or directors. Furthermore, we do not anticipate offering any such plans in the near future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We purchased approximately $320,000 and $1,050,000 worth of bulk wine at the then current market price of approximately $0.20 and $0.27 per liter from VinExport, a Romanian company, in fiscal 2004 and fiscal 2003, respectively. Constantin Jitaru and Anatolie Sirbu, two of our directors and officers each own 30% of the outstanding securities of VinExport. We purchased the bulk wine for the purpose of blending, bottling and selling in the regular course of business primarily throughout 2004 and 2005. We entered into this transaction without taking bids from other parties and have not determined whether or not the terms of this transaction are as favorable to us as those which could have been obtained from a non-affiliated party. However, management believes that the terms were reasonable and comparable with the market prices throughout the industry.

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

On April 22, 2003, our board of directors approved the issuance of 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu. The board of directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the terms of the Merger. Pursuant to those terms, Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of our issued and outstanding shares. However, as a result of the issuance of shares of our common stock to persons other than Messrs. Jitaru and Sirbu, which we viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than required under the terms of the Merger. After initiating and later settling litigation over those issuances (see Note 10 of Notes to Consolidated Financial Statements and Item 3 – Legal Proceedings), the board of directors determined that these shares should be issued. The 10,000,000 shares were valued on the basis of the closing price on the date of the board of directors resolution, resulting in the recording of $40,000,000 of stock issuance expense.

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

PART IV

ITEM 13. EXHIBITS

Exhibits

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)

3.1	Restated Articles of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Purchase Agreement for Common Stock of Registrant.(3)

10.1	General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3, 2001.(4)

10.2	Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000.(4)

10.3	Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)

10.4	Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)

10.5	Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)

10.6	Contract with Estate–Design S.R.L., dated 1999.(4)

10.7	Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

10.8	Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

10.9	Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

10.10	Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

10.11	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001.(5)

10.12	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002.(5)

10.13	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001.(6)

10.14	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002.(6)

10.15	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002.(6)

10.16	Contract No. 010/12/03-IP between Asconi S.R.L. and Bonus-Bord Ltd., dated October 23, 2003.(8)

10.17	Contract No. 1903 with Israel Colonial Food Ltd. dated April 18, 2003.(8)

10.18	Consulting Agreement with Serguei Melnik, dated February 10, 2003.(8) *

10.19	Consulting Agreement with Iurie Turcan, dated April 15, 2003.(8)

10.20	Consulting Agreement with Vasile Melnik, dated May, 2003.(8)

10.21	Agreement with Divine Capital Markets, LLC, dated June 1, 2003.(8)

10.22	Consultant Agreement with CEOcast, Inc. dated January 12, 2003.(8)

10.23	Conditional Sale Contract No. CM-106-03 with TF Group LLC, dated November 10, 2003.(8)

10.24	Conditional Sale Contract No. CM-108-03 with Tecno-Food SAS, dated November 10, 2003 with Annex.(8)

10.25	Conditional Sale Contract No. CM 107-03 with TF Group LLC, dated November 10, 2003 with Annex.(8)

10.26	Sales Contract with Vivai Viveros Marchi Company, dated December 7, 2003.(8)

10.27	Sales Contract with Pepinieres Philippe Dayde Montans 81600, dated December 7, 2003.(8)

10.28	Contract No. MO/A8 042 with Moro Ltd, dated November 25, 2002(9)

10.29	Release of Claims and Covenant Not to Sue relating to settlement with investors in December, 2003 private placement (9)

16.1	Letter of Thomas Leger & Co., LLP, dated August 17, 2003.(7)

21.1	List of Subsidiaries.(4)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. .(10)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. .10)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. . (10)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

*	Indicates a management contract or compensation plan or arrangement.
(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.
(3)	Incorporated by reference to our Form 8-K filed on December 18, 2003, file no. 000-23712.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.
(7)	Incorporated by reference to our Form 8-K/A filed on June 4, 2003, file no. 000-23712.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on May 27, 2004, file no. 000-23712.
(9)	Incorporated by reference to our Form 8-K filed on December 23, 2004, file no. 000-23712.
(10)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees accrued for audit services and other serices provided by Michaelson & Co. P.A. and by Moore Stephens Lovelace, P.A. during the fiscal years 2004 and 2003. Michaelson & Co., P.A. was our independent auditor during fiscal 2003 and through June 22, 2004, at which time it advised us that it was declining to continue its engagement with us. Moore Stephens Lovelace, P.A. was engaged as our independent auditor on June 22, 2004.

	2004	2003
Audit Fees	134,623	$38,200
Audit-related Fees	—	—
Tax Fees	2,500	—
All Other Fees	—	1,650

Total Fees	137,123	$39,850

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our quarterly reports on Form 10-QSB, services in connection with our statutory and regulatory filings for fiscal 2004 and fiscal 2003, and reaudit work related to the refiling of our 2002 financial statements.

Audit-Related Fees

Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for fiscal 2004 and fiscal 2003, exclusive of the fees disclosed as Audit Fees above. These fees include assistance with registration statements and consents not performed directly in connection with audits.

All Other Fees

We did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during fiscal 2004 and fiscal 2003.

Audit and Non-Audit Service Pre-Approval Policy

The Audit Committee has formally approved the audit and tax fees related to the services being performed by our current independent public accountant. The Audit Committee did not formally approve the fees for audit, audit-related or other services during fiscal 2002, fiscal 2003 or the first half of fiscal 2004. In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

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

ASCONI CORPORATION

Date: May 25, 2005	By:	/s/ Constantin Jitaru
Constantin Jitaru, Chairman, Chief Executive Officer and President (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2005	By:	/s/ Anatolie Sirbu
Anatolie Sirbu, Chief Financial Officer (Principal Financial Officer)

Date: May 25, 2005	By:	/s/ Alex Brinister
Alex Brinister, VP U.S. Operations, Interim Chief Accounting Officer (Principal Accounting Officer)

Date: May 25, 2005	By:	/s/ Nurlan Arinov
Nurlan Arinov, Director

Date: May 25, 2005	By:	/s/ Radu Bujoreanu
Radu Bujoreanu, Director

Date: May 25, 2005	By:	/s/ Nicolae Sterbets
Nicolae Sterbets, Director

Date: May 25, 2005	By:	/s/ Tatiana Radu
Tatiana Radu, Director

Date: May 25, 2005	By:	/s/ Anatolyi Krupskii
Anatolyi Krupskii, Director

Date: May 25, 2005	By:	/s/ Andrew Gani
Andrew Gani, Director

ASCONI CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Asconi Corporation

We have audited the accompanying consolidated balance sheet of Asconi Corporation (a Nevada Corporation) and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asconi Corporation and subsidiaries as of December 31, 2004, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens Lovelace, P.A.

Orlando, Florida

April 4, 2005

STATEMENT REGARDING 2003 UNAUDITED FINANCIAL STATEMENTS

The accompanying consolidated financial statements, including the information in the notes thereto, as of and for the year ended December 31, 2003 are unaudited.

The Company’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003, were audited by Michaelson & Co., P.A., which firm in its report dated April 2, 2004 expresses an unqualified opinion on those financial statements.

Michaelson & Co., P.A. has advised the Company that it will not grant the Company permission to reuse its report on the fiscal 2003 consolidated financial statements in this Annual Report on Form 10-KSB. However, Michaelson & Co., P.A. has not, as of the date of the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004, withdrawn its opinion on the Company’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

Accordingly the fiscal 2003 consolidated financial statements, as included herein, are deemed unaudited. Except for certain reclassifications to conform to fiscal 2004 presentations, the fiscal 2003 consolidated financial statements, as included herein, have been derived from, without adjustment, those included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003.

The omission of a report on the audit of the fiscal 2003 consolidated financial statements from this Annual report on Form 10-KSB means that this Annual Report on Form 10-KSB fails to comply, in that respect, with the rules and regulations of the SEC. The Company is presently exploring the feasibility of having the Company’s 2003 consolidated financial statements reaudited for the purpose of curing the aforementioned 2004 Form 10-KSB filing deficiency.

ASCONI CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(UNITED STATES DOLLARS)

	December 31,
	2004	2003
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,256	$155,010
Accounts receivable, net	3,832,629	3,455,732
Inventories	10,876,878	8,672,424
Refundable taxes and tax deposits	854,161	961,828
Advance payments	732,660	1,820,045
Other	43,026	12,549

TOTAL CURRENT ASSETS	16,346,610	15,077,588

PROPERTY, PLANT AND EQUIPMENT, NET	8,026,764	5,715,380
GOODWILL	228,183	205,352
OTHER	72,296	20,462

TOTAL ASSETS	$24,673,853	$21,018,782

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,934,403	$3,099,994
Short-term debt	5,640,234	6,511,169
Deferred revenue	850,715	758,704
Taxes payable	12,896	293,626
Accrued expenses and other current liabilities	374,926	425,523

TOTAL CURRENT LIABILITIES	11,813,174	11,089,016
LONG-TERM LIABILITIES
Lease obligations	6,861	64,505
Deferred taxes	464,483	387,511

TOTAL LIABILITIES	12,284,518	11,541,032

MINORITY INTEREST	1,480,550	1,420,876

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock $.001 par value 5,000,000 authorized, 0 outstanding at December 31, 2004 and 2003	—	—
Common Stock $.001 par value 100,000,000 authorized, 12,168,678 and 12,018,735 outstanding at December 31, 2004 and 2003	12,169	12,019
Additional paid in capital	49,405,620	48,361,031
Deferred consulting expense	(441,703)	(1,033,070)
Retained earnings (deficit)	(38,193,706)	(39,071,344)
Accumulated other comprehensive income (loss)	126,405	(211,762)

Total Shareholders’ Equity	10,908,785	8,056,874

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,673,853	$21,018,782

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2004 AND 2003

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2004	2003
		(unaudited)
Net Sales	$19,318,600	$16,439,613

Cost of Sales (excluding depreciation and amortization)	12,493,465	9,997,596

Gross Profit	6,825,135	6,442,017

Depreciation and Amortization	717,264	576,585
Stock Issuance Expense	—	40,000,000
Stock Compensation Expense	—	400,000
Selling and Administrative Expenses	4.137,817	2,042,245

Income (loss) From Operations	1,970,054	(36,576,813)

Interest Expense	814,866	752,373
Other (Income) Expense	172,088	(142,302)

Income (Loss) Before Income Taxes and Minority Interest	983,100	(37,186,884)

Provision for Income Taxes	136,112	359,273

Income (Loss) Before Minority Interest	846,988	(37,546,157)

Minority Interest in Income (loss) of Subsidiaries	(30,650)	318,893

Net Income (Loss)	877,638	(37,865,050)

Other Comprehensive Income (Loss)-
Foreign Currency Translation	338,167	230,281

Comprehensive Income (Loss)	$1,215,805	$(37,634,769)

Net Income (Loss) Per Share of Common Stock:
Basic and Diluted	$0.07	$(4.71)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	12,055,333	8,034,035

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

(UNITED STATES DOLLARS)

	Common Shares	Common Stock	Additional Paid in Capital	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2002	1,459,135	$1,459	$5,521,755	$—	$(1,206,294)	$(442,043)	$3,874,877
Stock issuance to Directors and Officers	10,000,000	10,000	39,990,000	—	—	—	40,000,000
Stock issuance for Consulting Services	200,000	200	799,800	(800,000)	—	—	—
Adjustments to deferred consulting expense
Change in value of shares	—	—	351,836	(351,836)	—	—	—
Amortization of expense	—	—	—	118,766	—	—	118,766
Stock issuance for stock compensation	100,000	100	399,900	—	—	—	400,000
Stock issuance - private placement	259,600	260	1,297,740	—	—	—	1,298,000

Comprehensive income (loss):
Net income (loss)	—	—	—	—	(37,865,050)	—	(37,865,050)
Foreign currency translation	—	—	—	—	—	230,281	230,281

Balance at December 31, 2003	12,018,735	12,019	48,361,031	(1,033,070)	(39,071,344)	(211,762)	8,056,874

Stock issuance - private placement	38,686	39	67,661	—	—	—	67,700
Warrant issuance for Consulting Services	—	—	952,000	—	—	—	952,000
Amortization of deferred consulting expense
Change in value of shares	—	—	(430,367)	430,367	—	—	—
Amortization of expense	—	—	—	161,000	—	—	161,000
Stock issuance and warrant repricing private placement	111,257	111	455,295	—	—	—	455,406

Comprehensive income (loss):
Net income (loss)	—	—	—	—	877,638	—	877,638
Foreign currency translation	—	—	—	—	—	338,167	338,167

Balance at December 31, 2004	12,168,678	$12,169	$49,405,620	$(441,703)	$(38,193,706)	$126,405	$10,908,785

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2004 AND 2003

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2004	2003
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$877,638	$(37,865,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	717,264	576,585
Deferred income taxes	178,738	75,342
Stock issuance expense	—	40,000,000
Stock compensation expense	—	400,000
Deferred consulting expense	161,000	118,766
Minority interest	(30,650)	318,893
Warrant issuance for consulting services	952,000	—
Stock issuance and warrant repricing private placement	455,406	—

(Increase) decrease in assets:
Trade receivables	(150,107)	(1,036,413)
Inventories	(1,693,102)	(2,074,739)
Refundable taxes	167,121	(76,752)
Advance payments	1,182,664	(922,191)
Other	(72,581)	525

Increase (decrease) in liabilities
Accounts payable and prepayments received	1,188,870	343,573
Taxes payable	(301,780)	90,724
Accrued expenses and other current liabilities	428,160	623,631

Net cash provided by operating activities	4,060,640	572,894

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,769,577)	(1,938,654)

Cash used by investing activities	(2,769,577)	(1,938,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings / (repayments), net	(1,365,119)	1,063,081
Repayment of long-term debt	—	(725,395)
Lease obligations	(68,758)	(101,815)
Proceeds from stock issuance in private placement	—	1,298,000

Cash provided (used) by financing activities	(1,433,877)	1,533,871

Effect of changes in exchange rates	(4,940)	(60,463)

Net increase (decrease) in cash and cash equivalents	(147,754)	107,648
Cash and bank equivalents, beginning of year	155,010	47,362

Cash and bank equivalents, end of year	$7,256	$155,010

See Notes to Consolidated Financial Statements

ASCONI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

YEARS ENDED DECEMBER 31, 2004 AND 2003

(UNITED STATES DOLLARS)

	Year Ended December 31,
	2004	2003
		(unaudited)
Suplemental Disclosure of Non-cash Investing and Financing Activities

Acquisition of additional interest in S.A. Vitis Hincesti in 2003		$181,418

Purchases of equipment under capital leases		$242,556

Suplemental Disclosures of Cash Flow Information
Interest paid	$927,536	$785,594

Taxes paid	$270,774	$183,747

See Notes to Consolidated Financial Statements

Asconi Corporation

Notes to Consolidated Financial Statements

(Information as of and for the year ended December 31, 2003 is unaudited)

1.	ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Asconi Corporation and its subsidiaries (collectively “the Company”) produce, market and sell premium Moldavian wines in countries outside Moldova, with approximately 89% percent of their revenue coming from sales to the Russian Federation.

In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. (a limited liability company formed in the Republic of Moldova in October 1994) in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split (see Note 9) of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation.

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

Coppet Finance Limited was incorporated on February 3, 2003 as a British Virgin Island limited company and as a wholly owned subsidiary of Asconi Holding Company Limited (“AHCL”). AHCL operates only as a holding company and is otherwise inactive. AHCL is wholly owned by Asconi Corporation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Generally Accepted Accounting Principles

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, Asconi Holding Company Limited, S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, Coppet Finance Limited, and S.A. Vitis Hincesti. All material intercompany balances and transactions have been eliminated.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $41,439 and $28,595 at December 31, 2004 and 2003, respectively. (See Note 3).

Credit Risk

The Company’s credit risk primarily consists of accounts receivable and advance payments. The majority of the Company’s trade receivables are from entities engaged in the distribution of wines and spirits, and a substantial portion of its trade receivables are from entities engaged in that business in the Russian Federation. The Company is therefore exposed to credit risk which can be significantly affected by changes in the conditions in that industry and in the Russian Federation in particular.

Inventory

Inventories are stated at the lower of cost or market on the first-in, first-out basis, and include raw materials, work in process, finished goods and other inventory such as parts and product merchandise. Raw materials include glass, cork, packaging materials and other materials used in production and bottling of wines. Work in process is primarily bulk wine and finished goods are bottled wine. The cost of finished goods includes direct costs of raw materials such as grapes, packaging, as well as direct labor used in wine production, bottling and warehousing. Indirect production costs consisting primarily of utilities and indirect labor related to the production of wine are also included in the cost of inventory and subsequently in the cost of goods sold. The Company applies full absorption to allocate indirect costs to the vintages in work in process inventory based on volume. (See Note 5).

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

Property, plant and equipment

Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. (See Note 6).

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

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In January 2003, the Company purchased for $181,418 an additional 25,380 shares of the common stock of S.A. Vitis Hincesti by exercising its right to purchase shares offered by S.A. Vitis Hincesti to its existing stockholders in a subscription rights offering. The Company was the only stockholder of S.A. Vitis Hincesti to exercise the subscription right, as a result of which its interest in S.A. Vitis Hincesti increased to 61%. The transaction was accounted for as a purchase of minority interest. As the per share offering price by S.A. Vitis Hincesti was below its book value per share, that accounting resulted in a reduction of goodwill by $128,221.

In accordance with SFAS 142, the goodwill is not being amortized, but instead is subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of December 31, 2004, the Company does not believe any impairment of goodwill has occurred.

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

Starting in 2004, the Company became eligible to receive grants from a non-U.S. government agency to offset the costs of the development of vineyards. Such grants are recorded as reductions of the related vineyard development costs and will reduce future depreciation expense. During 2004 the Company received a grant of approximately $680,000 for the development of vineyards.

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $384,898 and $333,603 in fiscal 2004 and fiscal 2003, respectively.

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

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

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

Other income

Other income for the year ended December 31, 2003 consists of the proceeds of the settlement of certain litigation (see Note 10). Other income for the years ended December 31, 2004 and 2003 also includes gains and losses from foreign currency transactions.

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

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $338,167 and $230,281 in fiscal 2004 and 2003, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled losses of 198,213 and $83,698 in fiscal 2004 and fiscal 2003, respectively.

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

Diluted earnings per share is the same as basic earnings per share for the years ended December 31, 2004 and 2003 as the effect of the outstanding common stock warrants (see Note 9) would have been anti-dilutive.

In April 2003, the Company approved a one-for-ten reverse stock split. The reverse stock split was effectuated on May 12, 2003. Except as noted in Note 1, all share and per share amounts have been retroactively restated.

Financial instruments

The net fair value of all financial assets and liabilities approximates their carrying value.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

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

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance of SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing SFAS No. 151 should not have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R (Revised 2004) is effective for the Company for the first interim reporting period that begins after January 1, 2006, and must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. The Company is still studying the requirements of SFAS No. 123R (Revised 2004) and have not yet determined what impact it will have on its results of operations and financial position.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS No. 153 will have a material affect on its financial statements.

Reclassification

Certain reclassifications have been made to the December 31, 2003 financial statements in order to conform to the classification used in the current year.

3.	TRADE RECEIVABLES

	December 31,
	2004	2003
Customers outside of Moldova	$3,033,896	$2,751,841
Customers in Moldova	840,172	732,486
Less: allowance for doubtful accounts	(41,439)	(28,595)

	$3,832,629	$3,455,732

Moldovan receivables include approximately $400,000 due from the government of Moldova for its subsidy for the planting of vineyards. Foreign receivables are primarily from the Company’s five largest customers (see Note 16).

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

4.	ADVANCE PAYMENTS

The Company makes advance payments for raw materials, equipment and services in the ordinary course of business. Advance payments as of December 31, 2004 and 2003 are summarized as follows:

	December 31,
	2004	2003
Grapes and bulk wine	$351,968	$788,845
Other raw materials	57,942	463,458
Rootstocks	—	122,804
Equipment	32,183	271,728
Services	142,046	89,017
Other	148,521	84,193

	$732,660	$1,820,045

5.	INVENTORIES

Inventories are summarized as follows:

	December 31,
	2004	2003
Raw and other materials	$1,711,133	$1,233,770
Bulk wine and alcohol	8,849,868	7,062,209
Bottled wine	315,877	376,445

	$10,876,878	$8,672,424

Inventory in the amount of approximately $3,070,225 is pledged as collateral for loans aggregating approximately $2,151,575 at December 31, 2004.

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2004	2003
Land for development of vineyards	$545,595	$383,399
Vineyards	1,455,184	487,614
Land, buildings and construction in progress	2,812,594	3,178,533
Machinery and equipment	9,572,069	7,243,236
Other	394,663	224,695

	14,780,105	11,517,477
Less accumulated depreciation	(6,753,341)	(5,802,097)

	$8,026,764	$5,715,380

Property, plant and equipment in the amount of approximately $4,871,820 is pledged as collateral for loans aggregating $3,420,294 at December 31, 2004.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

7.	SHORT-TERM AND LONG-TERM DEBT

	December 31
	2004	2003
Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated May 21, 2003, refinanced in August 2004, due December 31, 2004. Interest rates 16% after refinancing and 14% before refinancing. Collateralized by bulk wine inventory.	$83,915	$887,613

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated May 21, 2003, refinanced in June 2004, due December 31, 2004. Interest rate 10.5% after refinancing and 9% before refinancing. Collateralized by bulk wine inventory and equipment.	20,836	1,700,000

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated September 6, 2004, due August 25, 2005. Interest rate 11%. Collateralized by bulk wine inventory and equipment.	2,600,000	—

Note to Vininvest, S.R.L., Moldova, denominated in Euros and U.S. Dollars, renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% as of December 31, 2004 and 2003. Collateralized by equipment.	99,565	75,120

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated May 21, 2003, paid during 2004. Interest rate 14%. Collateralized by bulk wine inventory.	—	1,235,628

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated August 21, 2002, refinanced during 2003, paid August, 2004. Interest rate 9%. Collateralized by bulk wine inventory and equipment.	—	800,000

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated December 24, 2004, due August 30, 2005. Interest rate 20.5%. Collateralized by bulk wine inventory and equipment.	192,616	—

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated September 7, 2004, due August 25, 2005. Interest rate 11%. Collateralized by bulk wine inventory and equipment.	1,500,000	—

Note (credit line) to Agroind Bank, Moldova, denominated in Moldovan lei, dated June 27, 2003, paid during 2004. Interest rate 14%. Collateralized by equipment.	—	1,023,791

Note (credit line) to Agroind Bank, Moldova, denominated in U.S. dollars, dated September 30, 2002, refinanced during 2003 and 2004, due August 25, 2005. Interest rate 9% before refinancing and 11% after refinancing. Collateralized by equipment.	1,010,078	605,351

Note to Vininvest, S.R.L., Moldova, denominated in Euros and U.S. Dollars, renewed December, 2000 due December 29, 2004. Interest rate variable based on LIBOR, 11% at December 31, 2004 and 2003. Collateralized by equipment.	68,753	98,747

Current maturities of lease obligations (See Note 8)	64,471	84,919

Total Debt	5,640,234	6,511,169
Less (current portion)	(5,640,234)	(6,511,169)

Long-term debt, less current portion	$—	$—

All debt as of December 31, 2003 was due in 2004. All debt at December 31, 2004 is due in 2005 Included in the total debt at December 31, 2004 is $104,751 payable to Agroind Bank which was due December 31, 2004 and was repaid in January, 2005, and $168,318 payable to Vininvest, S.R.L. which was due as of December 31, 2004 which the Company continues to repay based on the periodic payment terms in effect in 2004.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

8.	LEASE OBLIGATIONS

During 2003, the Company acquired equipment of $242,556 under capital lease obligations. Accumulated amortization of the leased equipment at December 31, 2004 and 2003 was $46,785 and $15,195. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2004, are as follows:

	Year Ending December 31,

	2005	$71,823
	2006	7,089

Total minimum lease payments		78,912
Less: Amount representing estimated taxes, maintenance, and insurance costs included in total amounts above		(2,017)

Net Minimum lease payments		$76,895
Less: Amounts representing interest		(5,563)

Present value of net minimum lease payments		71,332
Less: Current maturities of capital lease obligations (included in short-term debt)		(64,471)

Long term capital lease obligations		$6,861

9.	SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote. Preferred shares have no voting rights. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

On April 22, 2003, the Company’s Board of Directors approved a one-for-ten reverse stock split on the shares of the Company’s common stock effective May 12, 2003. Each shareholder of record on April 22, 2003 received one share of common stock for each ten shares of common stock held. The reverse stock split was effectuated on May 12, 2003. The Company retained the current par value of $.001 per share for all shares of common stock. Except as indicated in Note 1, all references in the financial statements to share and per share amounts have been restated to reflect the effect of the reverse stock split for all periods presented.

On April 22, 2003, the Company’s Board of Directors approved the issuance of 100,000 shares of common stock to Serguei Melnik as compensation for his services as an officer of the Company. As the award had no vesting or forfeiture provisions, it was charged to expense as of the date of the award on the basis of the market price of the Company’s common stock on the date of the board resolution.

In April and May 2003, the Company entered into two consulting contracts, one related to the design of production facilities and the other related to the marketing of the Company’s products. The terms of the agreements are five years, respectively, and each consultant was issued 100,000 shares of the Company’s common stock for the services to be received. The contracts do not contain “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, as required by EITF 96-18, the issuance of the shares was initially recorded based on the market value of the shares when they were issued, and the final valuation of the shares will be computed on that date on which performance is complete. Expense is

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

being recorded over the lives of the contracts on a straight-line basis, with the amount of expense recorded in the periods prior to the completion of performance based on the market price of the shares as of the end of the period in which the expense is recorded. Changes in the value of the common stock, if any, occurring after such interim expense measurements are reflected in the expense recorded in the subsequent period in which that change occurs, and deferred expense, which is presented as a reduction of shareholders’ equity, is adjusted at the end of each period to equal the value of the shares not yet earned on the basis of the market price of the shares at the end of the period. The consulting expense recorded for these contracts for the years ended December 31, 2004 and 2003 totaled $161,000 and $118,765 respectively.

On April 22, 2003, the Company’s Board of Directors approved the issuance of 5,000,000 shares of common stock to each of Constantin Jitaru and Anatolie Sirbu, the founders of Asconi S.R.L. and officers and directors of the Company. The Board of Directors approved the issuance of the shares in order to increase the ownership levels of Messrs. Jitaru and Sirbu to the levels contemplated under the terms of the Merger. Pursuant to those terms, Messrs. Jitaru and Sirbu were to each become the beneficial owners of approximately 46.5% of the Company’s issued and outstanding shares. However, as a result of the issuance of shares of the Company’s common stock to persons other than Messrs. Jitaru and Sirbu, which the Company viewed as improper, the ownership levels of Messrs. Jitaru and Sirbu were less than required under the terms of the Merger. After initiating and later settling litigation over those issuances (see Note 10), the Board of Directors determined that these shares should be issued. The 10,000,000 shares were valued on the basis of the closing price on the date of the Board resolution, resulting in the recording of $40 million of stock issuance expense.

In December 2003, the Company completed a private placement of 259,600 units at an offering price of $5.00 for aggregate gross offering proceeds of $1,298,000. Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $8.52. The warrants are exercisable through December 5, 2006. As discussed below, in December 2004 the Company entered into a Release of Claims and Covenant not to Sue with the private placement investors, which, among other things, reduced the exercise price of the warrants to $5.00 and issued an additional 111,257 shares of common stock to the private placement investors.

In January 2004, the Company issued 38,686 shares of common stock pursuant to stock purchase agreements entered into in July 2003, whereby the Company sold shares at an offering price of $1.75 for aggregate gross offering proceeds of $67,700.

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense was amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for fiscal 2004 totaled $952,000 and is included in selling, general and administrative expense.

On December 17, 2004, the Company entered into a Release of Claims and Covenant Not to Sue (“the Release”) with certain “accredited” investors who had purchased the Company’s securities in the December 2003 private placement (“2003 Investors”). Pursuant to the Release the 2003 Investors agreed to release and discharge the Company against any and all claims and causes of action, including those specifically related in any way to the 2003 Investors’ purchase of the Company’s securities in the 2003 private placement (the “Claims”). The 2003 Investors further agreed to not to sue or bring any action in law, or in equity against us arising from or relating to the Claims. In exchange, the Company (i) agreed with the 2003 Investors to reduce the exercise price of the 259,600 warrants issued in the 2003 private placement to $5.00 (warrant repricing) and to issue 111,257 additional shares of The Company’s common stock to the 2003 Investors. The Company also granted piggy-back registration rights to the 2003 Investors. As a result of this issuance and the warrant repricing, the Company recorded an expense in the amount of $455,406, which is included in general and administrative expense.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

Warrants outstanding at December 31, 2004 are as follows:

Number of warrants	Exercise price	Exercise period
259,600	$5.00	December, 2004 to December, 2006
100,000	$7.00	April, 2004 to April, 2009
100,000	$7.50	June, 2004 to June, 2009

10.	SETTLEMENT OF LITIGATION

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

The Company alleged that defendants Melnik and Enikeev abused limited authority given to them to act as corporate promoters and entered into a civil conspiracy with the remaining defendants to issue corporate stock without the Company’s approval for their individual and collective profit. The Company also alleged that many of the defendants entered into, or facilitated entry into, unapproved “consulting agreements” as a vehicle to justify issuance of the stock, and that the “consultants” provided little or no services to the Company but received stock valued at as much as $11,200,000. The complaint sought monetary damages, rescission and return of the stock still possessed by any of the defendants, and other relief.

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

11.	SHAREHOLDER LITIGATION

Other than as set forth below, the Company is not a party to any pending legal proceedings or are aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse affect on its business, results of operations or financial condition.

Shareholder Class Actions

On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred, et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court,

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

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

Shareholder Derivative Suits

Five shareholders derivative actions, which sought unspecified damages, were filed in the United States District Court, Middle District of Florida, commencing on or about June 30, 2004, naming seven of the Company’s directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The five shareholders derivative suits alleged, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contained allegations substantially similar to the foregoing class actions, and claimed that the Company has been injured as a result of the foregoing now-dismissed class actions and the conduct that was alleged in the foregoing class actions. Four of the shareholders derivative suits have since been voluntarily dismissed by the plaintiffs. The Company has filed a motion seeking dismissal of the remaining shareholders derivative suit; the Court has not yet ruled on the Company’s motion to dismiss.

The Company intends to defend itself in the remaining action vigorously. There is no assurance, however, that such matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

12.	SEC INVESTIGATION

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

The SEC Denver staff followed up several times on its original questions and the Company provided, to the best of its ability, all information required to these follow up inquiries. The SEC staff also requested and received testimony from the Company’s Chief Executive Officer Constantin Jitaru, Chief Financial Officer Anatolie Sirbu, Chief Operating Officer Serguei Melnik and Interim Chief Accounting Officer Alex Brinister. Messrs. Jitru and Sirbu provided voluntary testimony in August, 2004, and Messrs. Melnik and Brinister provided voluntary testimony in September, 2004.

In January, 2005 The Company was advised that the SEC had elevated the informal inquiry to a formal investigation, and that they wanted to take additional testimony from Alex Brinister. Mr. Brinister provided such additional testimony on March 8, 2005.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

On March 29, 2005, the Company received a Wells Notice from the staff of the SEC relating to the Company’s alleged failure to record expenses relating to the May 2003 issuances of 10,000,000 shares of its securities to two of its executive officers and of 100,000 shares to Serguei Melnik. The Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against the Company, alleging violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. On the same date, Alex Brinister, also received a Wells Notice from the SEC staff also relating to the May, 2003 these share issuances. This Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against Mr. Brinister, alleging violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13b2-1 thereunder and aiding and abetting Asconi’s alleged violations of the Exchange Act, as well as administrative proceedings against Mr. Brinister pursuant to Rule 102(e) of the SEC’s Rules of Practice.

Under the SEC’s procedures, a Wells Notice recipient has an opportunity to respond to the SEC staff’s intended recommendation before the SEC initiates a civil action. The Company and Mr. Brinister have been cooperating in the SEC staff’s investigation and intend to respond promptly to the respective Wells Notices, in which responses, they intend to vigorously defend their actions.

There can be no assurance that this matter will be resolved in a manner favorable to the Company or Mr. Brinister. The Company is unable to predict the outcome of this matter, including what action, if any, the SEC might take, including the imposition of fines, penalties or other possible remedies. The Company will also likely continue to incur additional costs related to the SEC investigation and Wells responses, including both additional accounting and legal fees. Also, a significant amount of management’s time and attention will be diverted until these matters conclude.

13.	INCOME TAXES

Asconi Corporation files a tax return in the United States. Each of the Company’s Moldova subsidiaries file separate tax returns in Moldova.

The components of income (loss) before income taxes is as follows:

	Year ended December 31,
	2004	2003
United States	$(2,034,538)	$(40,985,173)
Foreign	3,017,638	3,798,289

Income (loss) before income taxes	$983,100	$(37,186,884)

The provisions for income taxes are as follows:

	Year ended December 31,
	2004	2003
Current tax expense:
Federal	$—	$—
Foreign	(42,626)	283,931

Total current	(42,626)	283,931

Deferred tax expense:
Federal	—	—
Foreign	178,738	75,342

Total deferred	178,738	75,342

Total provision for income taxes	$136,112	$359,273

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss in United States	$15,471,224	$14,759,136
Less valuation allowance	(15,471,224)	(14,759,136)

Net deferred tax assets	—	—

Deferred tax liabilities:
Basis difference in fixed assets	(464,483)	(387,511)

Net deferred tax liabilities	$(464,483)	$(387,511)

As of December 31, 2004 and 2003, the Company had a net deferred tax asset, which primarily resulted from net operating loss carryforwards of approximately $45,340,000 and $43,400,000, respectively. The net operating losses carryforwards, if not utilized, will begin to expire in 2021. A valuation allowance for the deferred tax asset representing the future benefit of the U.S. net operating loss carryforwards has been recorded as the future realization of these net operating loss carryforwards cannot be deemed to be more likely than not.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year ended December 31,
	2004	2003
Taxes computed at U.S. statutory rate	$344,085	(12,643,541)
Valuation allowance on U.S. deferred tax assets	712,088	13,934,959
Difference between U.S. and foreign tax rates	(920,061)	(932,145)
Benefit from use of U.S. net operating loss carryforwards	—	—

Provision for income taxes	$136,112	$359,273

14.	RELATED PARTY TRANSACTIONS

The Company purchased approximately $320,000 and $1,050,000 of bulk wine from VinExport, a Romanian company, in the fiscal years ended December 31, 2004 and 2003. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each own 30% of the outstanding securities of VinExport. The bulk wine was purchased for the purpose of blending, bottling and selling in the regular course of business primarily throughout 2003 and 2004. Prepayments for bulk wine to VinExport equaled $224,620 and $610,424 as of December 31, 2004 and 2003. VinExport delivers the wine within three months of receipt of prepayments.

In April 2003, the Company entered into a consulting agreement with Iurie Turcan, the brother-in-law of Serguei Melnik, an officer and director of the Company. Under the agreement, Mr. Turcan is to act as the Company’s exclusive distributor for wine and spirits in the Republic of Poland. The agreement is for a term of five years. As compensation for the services to be received, the Company issued Mr. Turcan 100,000 shares of its common stock. See Note 9.

In May 2003, the Company entered into a consulting agreement with Vasile Melnik, the father of Serguei Melnik. Under the agreement, Vasile Melnik is to provide the Company with consulting services relating to the design, construction and renovation of its winery facilities in Moldova. The agreement is for a term of five years. As compensation for the services to be received, the Company issued Vasile Melnik 100,000 shares of The Company’s common stock. See Note 9.

15.	PURCHASE COMMITMENTS

At December 31, 2003, the Company had outstanding commitments of $2,421,428 for acquisition of equipment and vine rootstocks, all of which were fulfilled in 2004. At December 31, 2004, the Company had no outstanding material purchase commitments.

Asconi Corporation

Notes to Consolidated Financial Statements—(Continued)

(Information as of and for the year ended December 31, 2003 is unaudited)

16.	SEGMENT AND GEOGRAPHIC INFORMATION

Business Segments

The Company operates as a single business segment; the production and distribution of wine.

Geographic Information

Revenues from sales of wine in the United States and the Republic of Moldova constitute less than 1% of the Company’s total revenues. The following table summarizes the Company’s revenues in different geographic locations:

	2004	2003
Revenues:
Russian Federation	$15,984,178	$14,701,763
Ukraine	807,880	656,483
Belarus	1,076,452	622,436
Other countries	1,450,090	458,931

Total	$19,318,600	$16,439,613

Geographic area data is based on product shipment destination. Export sales from the Republic of Moldova as a percentage of revenues were approximately 99% for both 2004 and 2003.

Substantially all long-lived assets of the Company are located in the Republic of Moldova.

Major Customers and Concentrations of Credit Risk

The Company derived approximately 74 % and 82% of its revenues in fiscal 2004 and fiscal 2003, respectively from five major customers who distribute the Company’s products throughout the Russian Federation. The following table summarizes the Company’s revenues from sales to these customers:

	2004	2003
Revenues:
Company A	$2,645,924	$3,997,000
Company B	4,688,284	3,596,000
Company C	2,541,201	2,071,000
Company D	3,692,024	2,513,000
Company E	692,750	1,240,000

Total	$14,260,183	$13,417,000

Accounts receivable from these five customers aggregated $2,331,368 and $1,819,041 at December 31, 2004 and 2003, respectively.

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Exchange Agreement between Asconi Corporation (formally Grand Slam Treasures, Inc., Asconi Holdings Limited and Asconi Ltd.), dated April 12, 2001.(1)

3.1	Restated Articles of Incorporation.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Form of Stock Purchase Agreement for Common Stock of Registrant.(3)

10.1	General Contract for Delivery No. 1 Agreement with Josef Smilek dated December 3, 2001.(4)

10.2	Contract No. 498/B-43142800/011 with Sovagroimport, Ltd., dated September 9, 2000.(4)

10.3	Contract No. 498/41286111/001 with Sovagroimport, Ltd., dated April 12, 2001.(4)

10.4	Contract of Sale No. X-075 with I.E. Hordex, dated January 10, 2002.(4)

10.5	Contract No. 05-04/01-A with Winnice Moldowy, dated March 1, 2001.(4)

10.6	Contract with Estate–Design S.R.L., dated 1999.(4)

10.7	Contract No. S2001/018 with Glass Container Company, S.A., dated January 22, 2001.(4)

10.8	Contract of Buying-Selling with Ilitax-Pac, Ltd., dated January 1, 2000.(4)

10.9	Contract No. M3-001 with Pomul, Ltd., dated January 4, 2001.(4)

10.10	Contract No. 1/2002 with Agro-Inedit, Ltd., dated November 29, 2001.(4)

10.11	Contract for Brokerage Services No. 051 by and between Asconi S.R.L. and C.B. Agroindbank S.A., dated December 13, 2001.(5)

10.12	Agreement of Termless Share Management (Irrevocable Trust) by and between Asconi S.R.L. and Talmaci Irina, dated June 12, 2002.(5)

10.13	Contract No. 09/01 on goods delivery by and between Asconi S.R.L. and Torgovii Dom Moldova Ltd., dated September 3, 2001.(6)

10.14	Contract No. 1/1 for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd. dated March 1, 2002.(6)

10.15	Contract for sale and purchase by and between Asconi S.R.L. and Beijing Machinery Imp and Exp Corp., Ltd., dated April 3, 2002.(6)

10.16	Contract No. 010/12/03-IP between Asconi S.R.L. and Bonus-Bord Ltd., dated October 23, 2003.(8)

10.17	Contract No. 1903 with Israel Colonial Food Ltd. dated April 18, 2003.(8)

10.18	Consulting Agreement with Serguei Melnik, dated February 10, 2003.(8) *

10.19	Consulting Agreement with Iurie Turcan, dated April 15, 2003.(8)

10.20	Consulting Agreement with Vasile Melnik, dated May, 2003.(8)

10.21	Agreement with Divine Capital Markets, LLC, dated June 1, 2003.(8)

10.22	Consultant Agreement with CEOcast, Inc. dated January 12, 2003.(8)

10.23	Conditional Sale Contract No. CM-106-03 with TF Group LLC, dated November 10, 2003.(8)

10.24	Conditional Sale Contract No. CM-108-03 with Tecno-Food SAS, dated November 10, 2003 with Annex.(8)

10.25	Conditional Sale Contract No. CM 107-03 with TF Group LLC, dated November 10, 2003 with Annex.(8)

10.26	Sales Contract with Vivai Viveros Marchi Company, dated December 7, 2003.(8)

10.27	Sales Contract with Pepinieres Philippe Dayde Montans 81600, dated December 7, 2003.(8)

10.28	Contract No. MO/A8-042 with Moro Ltd, dated November 25, 2002 (9)

10.29	Release of Claims and Covenant Not to Sue relating to settlement with investors in December, 2003 private placement (9)

16.1	Letter of Thomas Leger & Co., LLP, dated August 17, 2003.(7)

21.1	List of Subsidiaries.(4)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer. (10)

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer. (10)

32.1	Certification by Constantin Jitaru, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

32.2	Certification by Anatolie Sirbu, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (10)

*	Indicates a management contract or compensation plan or arrangement.
(1)	Incorporated by reference to our Current Report on Form 8-K, filed on April 19, 2001, file no. 000-23712.
(2)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 000-23712.
(3)	Incorporated by reference to our Form 8-K filed on December 18, 2003, file no. 000-23712.
(4)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on April 15, 2002, file no. 000-23712.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2002, file no. 0-23712.
(6)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 19, 2002, file no. 000-23712.
(7)	Incorporated by reference to our Form 8-K/A filed on June 4, 2003, file no. 000-23712.
(8)	Incorporated by reference to our Annual Report on Form 10-KSB, filed on May 27, 2004, file no. 000-23712.
(9)	Incorporated by reference to our Form 8-K filed on December 23, 2004, file no. 000-23712.
(10)	Filed herewith.