Form 10QSB
period 2005-03-31
ASCONI CORP
filed 2005-06-16
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No: 000-23712

ASCONI CORPORATION

(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada	91-1395124
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Winter Springs Boulevard, Suite 106, #330

Oviedo, Florida 32765

(Address of Principal Executive Offices)

(407) 245-7379

(Issuer’s Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ See Explenatory Note on Page 1.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 31, 2005
Common Stock, $.001 par value	12,168,678

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

Explanatory Note

The Registrant checked “No” in response to this question because the Registrant’s consolidated financial statements and the information in the notes thereto, as of and for the year ended December 31, 2003 included in the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the SEC on May 26, 2005 (the “Annual Report”) were deemed unaudited and as a result the Annual Report failed to comply, in that respect, with the rules and regulations of the SEC. The Registrant’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Annual Report”) were audited by Michaelson & Co., P.A., the Registrant’s former independent auditing firm (“Michaelson”), which firm in its report dated April 2, 2004 expresses an unqualified opinion on those financial statements. Michaelson has advised the Registrant that it will not grant the Registrant permission to reuse its report on the fiscal 2003 consolidated financial statements in the Annual Report. However, Michaelson has not, as of the date hereof withdrawn its opinion on the Registrant’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the 2003 Annual Report. Accordingly, the fiscal 2003 consolidated financial statements are deemed unaudited. Except for certain reclassifications to conform to fiscal 2004 presentations, the fiscal 2003 consolidated financial statements included in the Annual Report have been derived from, without adjustment, those included in the 2003 Annual Report. The omission of a report on the audit of the fiscal 2003 consolidated financial statements from the Annual Report means that the Annual Report failed to comply, in that respect, with the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

(UNITED STATES DOLLARS)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,420	$7,256
Accounts receivable, net	3,672,246	3,832,629
Inventories	10,082,405	10,876,878
Refundable taxes and tax deposits	787,343	854,161
Advance payments	1,014,461	732,660
Other	5,704	43,026

TOTAL CURRENT ASSETS	15,591,579	16,346,610

PROPERTY, PLANT AND EQUIPMENT, NET	7,929,126	8,026,764
GOODWILL	223,276	228,183
OTHER	130,640	72,296

TOTAL ASSETS	$23,874,621	$24,673,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,496,829	$4,934,403
Short-term debt	5,402,061	5,640,234
Deferred revenue	400,027	850,715
Taxes payable	21,012	12,896
Accrued expenses and other current liabilities	458,911	374,926

TOTAL CURRENT LIABILITIES	10,778,840	11,813,174
LONG-TERM LIABILITIES
Lease obligations	—	6,861
Deferred taxes	512,490	464,483

TOTAL LIABILITIES	11,291,330	12,284,518

MINORITY INTEREST	1,481,632	1,480,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock $.001 par value 5,000,000 authorized, 0 outstanding at March 31, 2005 and December 31, 2004	—	—
Common Stock $.001 par value 100,000,000 authorized, 12,168,678 outstanding at March 31, 2005 and December 31, 2004	12,169	12,169
Additional paid in capital	49,197,618	49,405,620
Deferred consulting expense	(215,201)	(441,703)
Retained earnings (deficit)	(37,961,222)	(38,193,706)
Accumulated other comprehensive income (loss)	68,295	126,405

Total Shareholders’ Equity	11,101,659	10,908,785

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,874,621	$24,673,853

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Sales	$5,292,976	$4,414,191

Cost of Sales (excluding depreciation and amortization)	3,813,929	2,855,764

Gross Profit	1,479,047	1,558,427

Depreciation and Amortization	211,943	177,963
Selling and Administrative expenses	736,569	755,241

Income (Loss) From Operations	530,535	625,223

Interest expense	191,967	224,285
Other (Income) Expense	41,967	(249,473)

Income Before Income Taxes and Minority Interest	296,601	650,411

Provision for Income Taxes	43,916	24,595

Income Before Minority Interest	252,685	625,816

Minority Interest in Income (Loss) of Subsidiaries	20,201	(22,907)

Net Income	232,484	648,723

Other Comprehensive Income (Loss):
Foreign Currency Translation	(58,110)	355,304

Comprehensive Income	$174,374	$1,004,027

Net Income Per Share of Common Stock
Basic and Diluted	$0.02	$0.05

Weighted Average Number of Common Shares
Oustanding, Basic and Diluted	12,168,678	12,048,933

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(UNITED STATES DOLLARS)

(Unaudited)

	Common Stock		Additional Paid in Capital (net)	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Par Value
Balance at December 31, 2003	12,018,735	$12,019	$48,361,031	$(1,033,070)	$(39,071,344)	$(211,762)	$8,056,874
Stock issuance - private placement	38,705	39	67,661	—	—	—	67,700
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(188,833)	188,833	—	—	—
Amortization of expense	—	—	—	49,300	—	—	49,300
Warrants issued for consulting	—	—	952,000	—	—	—	952,000
Comprehensive income (loss):
Net income	—	—	—	—	648,723	—	648,723
Foreign currency translation	—	—	—	—	—	355,304	355,304

Balance at March 31, 2004	12,057,440	$12,058	$49,191,859	$(794,937)	$(38,422,621)	$143,542	$10,129,901

Balance at December 31, 2004	12,168,678	$12,169	$49,405,620	$(441,703)	$(38,193,706)	$126,405	$10,908,785
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(208,002)	208,002	—	—	—
Amortization of expense	—	—	—	18,500	—	—	18,500
Comprehensive income (loss):
Net income	—	—	—	—	232,484	—	232,484
Foreign currency translation	—	—	—	—	—	(58,110)	(58,110)

Balance at March 31, 2005	12,168,678	$12,169	$49,197,618	$(215,201)	$(37,961,222)	$68,295	$11,101,659

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$232,484	$648,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	211,943	177,963
Deferred income taxes	43,916	13,498
Minority interest	20,201	(22,907)
Non-cash consulting expense	18,500	232,500
(Increase) decrease in assets:
Accounts receivables	128,172	1,246,801
Advance payments	(289,066)	(197,227)
Inventories	664,906	26,735
Other	32,381	33,989
Increase (decrease) in liabilities
Accounts payable	(378,923)	73,798
Deferred revenue	(450,688)	(500,736)
Taxes payable	8,336	(235,482)
Accrued and other liabilities	110,625	(63,330)

Net cash provided by operating activities	352,787	1,434,325

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(217,915)	(668,044)

Net cash used in investing activities	(217,915)	(668,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(133,899)	(781,316)
Repayment of long-term debt	—	(25,949)

Net cash used in financing activities	(133,899)	(807,265)

Effect of exchange rate changes on cash	21,191	(52,794)

Net increase (decrease) in cash and cash equivalents	22,164	(93,778)

Cash and cash equivalents, beginning of period	7,256	155,010

Cash and cash equivalents, end of period	$29,420	$61,232

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Supplemental Disclosures of Cash Flow Information
Interest paid	$187,313	$200,817

Taxes paid	$—	$173,053

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

Asconi S.R.L. was founded as a limited liability Company formed in the Republic of Moldova in October 1994 and commenced significant operations in 1999. In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split of the common stock of Grand Slam). Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation. Since Grand Slam had no operations and limited assets at the time of the Merger, the Merger was accounted for as a recapitalization of Asconi S.R.L., and Asconi S.R.L. was treated as the continuing entity for accounting purposes.

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

The condensed consolidated balance sheets, statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flow included herein that are unaudited but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Basis of consolidation

The consolidated financial statements of the Company include the accounts of Asconi Corporation, Asconi Holding Company Limited, Asconi S.R.L., S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, S.A. Vitis Hincesti, and Coppet Finance. All material intercompany balances and transactions have been eliminated.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $77,739 and $41,439 at March 31, 2005 and December 31, 2004, respectively.

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of March 31, 2005, the Company does not believe any impairment of goodwill has occurred.

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

Starting in 2004, the Company became eligible to receive grants from a non-U.S. government agency to offset the costs of the development of vineyards. Such grants are recorded as reductions of the related vineyard development costs and will reduce future depreciation expense. During 2004 the Company received a grant of approximately $680,000 for the development of vineyards. The Company did not receive any additional grants during the first quarter of 2005.

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $147,040 and $129,176 for the three months ended March 31, 2005 and 2004, respectively.

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

Other income

Other income for the three months ended March 31, 2005 and 2004 includes foreign currency transaction gains and losses.

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

Foreign currency accounting

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in a loss of $58,110 and a gain of $355,304 for the three months ended March 31, 2005 and 2004, respectively.

Transaction gains and losses that arise from the effects of exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled a loss of $83,289 and a gain of $249,473 for the three months ended March 31, 2005 and 2004, respectively.

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

For the three months ended March 31, 2005 and 2004 the computation of diluted earnings per share excludes the assumed exercise of an aggregate of 459,600 warrants having exercise prices ranging from $5.00 to $7.50 (weighted average $5.98) as their assumed exercise would have been anti-dilutive.

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

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that SFAS No. 153 will have a material affect on our financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 financial statements in order to conform to the classification used in the current year.

3.	ACCOUNTS RECEIVABLE

	March 31, 2005	December 31, 2004
Customers outside of Moldova	$2,748,761	$3,033,896
Customers in Moldova	1,001,224	840,172
Less: allowance for doubtful accounts	(77,739)	(41,439)

	$3,672,246	$3,832,629

Moldovan receivables include approximately $400,000 due from the government of Moldova for its subsidy for the planting of vineyards. Foreign receivables are primarily from the Company’s five largest customers.

4.	INVENTORIES

Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
Raw and other materials	$2,146,602	$1,711,133
Bulk wine and alcohol	7,432,747	8,849,868
Bottled wine	503,056	315,877

	$10,082,405	$10,876,878

Inventory in the amount of approximately $5,348,000 is pledged as collateral for loans aggregating approximately $3,020,000 at March 31, 2005.

5.	PROPERTY, PLANT AND EQUIPMENT

	March 31, 2005	December 31, 2004
Land for development of vineyards	$566,000	$545,595
Vineyards	1,425,913	1,455,184
Land, buildings and construction in progress	2,859,778	2,812,594
Machinery and equipment	9,541,600	9,572,069
Other	425,926	394,663

	14,819,217	14,780,105

Less accumulated depreciation	(6,890,091)	(6,753,341)

	$7,929,126	$8,026,764

Property, plant and equipment in the amount of approximately $4,100,000 is pledged as collateral for loans aggregating $2,400,000 at March 31, 2005.

6.	SHAREHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its common stock and 5,000,000 shares of preferred stock. Each share of common stock is entitled to one vote. Preferred shares have no voting rights. At its discretion, the Board of Directors may declare dividends on shares of common stock, although the Board does not anticipate paying dividends in the foreseeable future.

In January 2004, the Company issued approximately 38,700 shares of common stock pursuant to stock purchase agreements whereby the Company sold shares at an offering price of $1.75 for aggregate gross offering proceeds of $67,700.

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense was amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for the three months ended March 31, 2004 totaled $158,000, and is included in selling, general and administrative expense.

Warrants outstanding at March 31, 2005 are as follows:

Number of warrants	Exercise price	Exercise period
259,600	$5.00	December, 2004 to December, 2006
100,000	$7.00	April, 2004 to April, 2009
100,000	$7.50	June, 2004 to June, 2009

7.	SHAREHOLDER LITIGATION AND SEC INVESTIGATION

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Shareholder Class Actions. On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred, et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint, which requested unspecified damages, alleged, among other things, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cited the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleged violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

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

Securities and Exchange Commission Investigation. On December 29, 2003, the Company received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain accounting practices of Asconi. The matters under investigation include, among others, the Company’s accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to the Company’s accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003.

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

On March 29, 2005, the Company received a Wells Notice from the staff of the SEC relating to the Company’s alleged failure to record expenses relating to the May 2003 issuances of 10,000,000 shares of its securities to two of its executive officers and of 100,000 shares to Serguei Melnik. The Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against the Company, alleging violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 10b-5, 12b-20, 13a-11 and 13a-13 thereunder. On the same date, Alex Brinister, also received a Wells Notice from the SEC staff also relating to the May, 2003 share issuances. This Wells Notice stated that the SEC staff intends to recommend that a civil or administrative enforcement action be brought against Mr. Brinister, alleging violations of Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5 and 13b2-1 thereunder and aiding and abetting Asconi’s alleged violations of the Exchange Act, as well as administrative proceedings against Mr. Brinister pursuant to Rule 102(e) of the SEC’s Rules of Practice.

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

8.	RELATED PARTY TRANSACTIONS

The Company purchased bulk wine and grape juice from VinExport, a Romanian company. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each owned 30% of the outstanding securities of VinExport during 2004 and until May 2005. Both Mr. Jitaru and Mr. Sirbu disposed of their respective ownership in VinExport during May, 2005 The bulk wine is purchased for the purpose of blending, bottling and selling in the regular course of business. The Company did not purchase bulk wine from VinExport during the three months ended March 31, 2005 or 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Asconi S.R.L. was founded as a limited liability company formed in the Republic of Moldova in October 1994 and commenced significant operations in 1999. In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split of the common stock of Grand Slam). Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation. Since Grand Slam had no operations and limited assets at the time of the Merger, the Merger was accounted for as a recapitalization of Asconi S.R.L., and Asconi S.R.L. was treated as the continuing entity for accounting purposes.

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

Key Business Challenges and Risks

The nature of our operations, and the locations in which we operate and sell our products, create certain challenges and risks to us. These challenges and risks are discussed in Item I of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. For example, in spring of 2005 the Moldovan government effectuated the adoption of legislation that resulted in additional value added taxes of 20% on imported rootstocks, which will increase the cost of planting vineyards. Vineyard development is one of the major projects undertaken by us, which will continue in the future years. The taxes were not imposed on the rootstocks imported by us in 2004; however, the taxes were imposed on the rootstocks we imported in spring of 2005. In addition, new regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits.

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

Economic conditions in our key markets. We derived approximately 99% of our total revenue in the fiscal 2004 and approximately 95% of our total revenue in the first quarter of 2005 from sales of our products outside Moldova, with approximately 83% of our total revenue coming from sales in the Russian Federation. While the Russian market will remain our principal channel of distribution for the foreseeable future, over the last three years we have worked to lessen our dependence on this market and increase our sales to other geographic areas. These efforts have enabled us to increase our overall sales while decreasing the percentage of our total sales accounted for by exports to the Russian Federation from approximately 95% in fiscal 2000 to approximately 83% in fiscal 2004. Our plan is to attempt to reduce our sales in the Russian Federation to about 70% of our total revenues over the next five years by increasing our sales to our other current markets and entering new markets, including the United States, Central and Western Europe and Israel. However, our business will remain heavily influenced by the general economic conditions in the countries in which we currently do business, especially the Russian Federation. A significant deterioration in these conditions, including a reduction in consumer spending levels, could reduce our sales. In addition, we are affected by political and economic developments in any of the other countries where we market and distribute our products. Our operations are also subject to the imposition of import, investment or currency restrictions, including tariffs and import quotas or any restrictions on the repatriation of earnings and capital. For example, the Government of Ukraine unilaterally doubled excise taxes on imported wines during fiscal 2003 in order to protect Ukrainian producers. Although our sales to Ukraine have not decreased as a result of this increased excise tax, the growth of our sales in the Ukrainian market might otherwise have been higher. These disruptions can affect our ability to import and export products and repatriate funds, which in turn can affect the level of consumer demand for our products, leading to a decrease in our levels of sales or profitability.

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

Seasonality. Our revenues and operating results may vary from quarter to quarter due to seasonal changes in consumer consumption habits. For example, sales volumes tend to increase during the summer months and the holiday season and decrease after the holiday season. As a result, our sales and earnings are typically highest during the third and fourth calendar quarter and lowest in the first calendar quarter. Seasonal factors also affect our cash flows and the levels of borrowing. For example, our borrowing levels typically are highest during fall when we have to pay growers for grapes harvested and make payments related to the harvest.

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

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for the three months ended March 31, 2005.

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

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance for the three months ended March 31, 2005.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss for the three months ended March 31, 2005.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the exchange rates (expressed in Moldova lei to U.S. $1.00) as of the beginning and end of the three months ended March 31, 2005 and 2004 as quoted by the National Bank of Moldova:

	Three months ended March 31,
	2005	2004
Exchange rate at beginning of period	12.46	13.22
Exchange rate at end of period	12.62	12.41

For the three months ended March 31, 2004 the value of the lei increased 6.1% against the U.S. dollar. We recognized a net foreign currency transaction gain of $249,473 as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables. For the three months ended September 30, 2005, the value of the lei decreased 1.3% against the U.S. dollar. We recognized a net foreign currency transaction loss of $83,289, as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables.

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At March 31, 2005 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $7.0 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $70,000, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $70,000.

Results of Operations

Three Months Ended March 31, 2005 As Compared To Three Months Ended March 34, 2004

Revenues. Revenues increased by $878,785 or 19.9% to $5,292,976 for the three months ended March 31, 2005 from $4,414,191 for the three months ended March 31, 2004. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 124,400 cases, or 27.3% to approximately 580,400 cases for the three months ended March 31, 2005 from approximately 456,000 cases for the three months ended March 31, 2004. The average price of a case decreased from $9.68 for the three months ended March 31, 2004 to $9.12 for the three months ended March 31, 2004. The average price decreased as the result of the shift in the assortment of wines sold during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines, wines sold in larger packages versus wines sold in smaller packages), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year. In addition, the average price per case as expressed in U.S. dollars may be affected by the percentage of a period’s sales that are not denominated in U.S. dollars and changes in the exchange rate between the U.S. dollar and the currency in which the sale is denominated.

Cost of Sales and Gross Profit. Cost of sales increased by $958,165 or 33.6% to $3,813,929 for the three months ended March 31, 2005 from $2,855,764 for the three months ended March 31, 2004. Gross profit decreased by $79,380 to $1,479,047 for the three months ended March 31, 2005 from $1,558,427 for the three months ended March 31, 2004. The gross profit percentages were 35.3% and 27.9% for the three months ended March 31, 2004 and 2005, respectively. The gross profit percentage decreased for the three months ended March 31, 2005 from the gross profit percentage for the three months ended March 31, 2004 primarily as the result of the increase in certain costs of production, primarily the cost of grapes purchased from independent growers. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvest which took place in the fall of 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002. The grapes and bulk wine purchased in the fall of 2003 produced some of the wines being marketed by us starting in the second half of fiscal 2004 and are producing wines that are being marketed by us in 2005. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine, our gross profit percentage may decrease.

Our gross profit margin can also be affected by the mixture of our sales among various package sizes. In general the sales price per equivalent case of wine, and the resulting gross profit, will be lower for larger package sizes. In response to a shift in consumer preference to larger packaging we have over the last several fiscal quarters increased production of wines packaged in 1.5 liter bottles as well as 2 and 3 liter bag-in-the-box packages. This shift in the product mix has resulted in lower prices per equivalent case of wine, as discussed above, and accordingly, lower gross profit. If we are unable to increase the prices we charge our distributors for larger package products, our gross profits could be adversely affected in the future.

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

Selling and Administrative Expenses. Selling and administrative expenses decreased by $18,672 or 2.5% to $736,569 for the three months ended March 31, 2005 from $755,241 for the three months ended March 31, 2004. Selling, general and administrative expenses were 17.1% of revenues in the three months ended March 31, 2004 and 13.9% of revenues in the three months ended March 31, 2005. The principal components of the decrease in selling, general and administrative expenses was the decrease resulting from the non-recurring nature of non-cash consulting fees of approximately $232,000 incurred during the three months ended March 31, 2004, partially offset by increases in legal and other professional fees, allowance for doubtful accounts, as well as expenses related to our usage of trademarks owned by the Moldovan government.

Depreciation and Amortization. Depreciation and amortization expense increased to $211,943 for the three months ended March 31, 2005 from $177,963 for the three months ended March 31, 2004 as the result of additions of new equipment during the ongoing renovation of our wineries in 2004. A substantial portion of the additions to our property, plant and equipment during 2004 consisted of costs relating to the development of our vineyards and equipment which was put into service during the three months ended March 31, 2004, at which point we started to depreciate such equipment in accordance with the Company’s accounting policies. This resulted in higher depreciation in 2004 and will result in higher depreciation expense in future periods. The costs relating to the Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 5 of Notes to Condensed Consolidated Financial Statements.

Income (loss) from Operations. As a result of the foregoing, our income from operations for the three months ended March 31, 2005 was $530,535 as compared to a $625,223 income from operations for the three months ended March 31, 2004. This decrease was primarily due to decrease in selling prices, the increases in production costs, primarily the prices paid for grapes during 2003 grape harvest season, as well as higher allowance for doubtful accounts and the increase in depreciation expense, discussed above.

Interest Expense. Interest expense decreased by $32,318 or 14.4% to $191,967 for the three months ended March 31, 2005 from $224,285 for the three months ended March 31, 2004. This decrease was primarily due to the decrease in our average levels of debt partially offset by an increase in our average borrowing rate on debt.

Other (Income) Expense. Other expense totaled $41,967 during the three months ended March 31, 2005 as compared to other income of $249,473 during the three months ended March 31, 2004. This change was primarily the result of the foreign currency transaction loss of $83,289 we incurred during the three months ended March 31, 2005 as compared to a foreign currency transaction gain of $249,473 for the three months ended March 31, 2004.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from a negative $22,907 for the three months ended March 31, 2004 to $20,201 for the three months ended March 31, 2005 as the result of the higher net income in subsidiaries with smaller ownership by us such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes increased from $24,595 for the three months ended March 31, 2004 to $43,916 for the three months ended March 31, 2005. The increase was primarily the result of the increase in deferred income taxes resulting from base differences in fixed assets acquired during 2004. The effective tax rates were 14.8% for the three months ended March 31, 2005 and 3.8% for the three months ended March 31, 2004. The effective tax rates differ from the statutory rates principally due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income (loss). As a result of the foregoing, our net income was $232,484 for the three months ended March 31, 2005 as compared to net income of $648,723 for the three months ended March 31, 2004. This decrease primarily resulted from the decrease in the selling prices for our products, the increases in production costs, primarily the prices paid for grapes during 2003 grape harvest season, as well higher allowance for doubtful accounts and the increases in depreciation expense, minority interests in income of subsidiaries and income taxes as discussed above. The decrease in net income was also the result of the $332,762 fluctuation from a foreign currency transaction gain during the three months ended March 31, 2004 to a foreign currency transaction loss during the three months ended March 31, 2005 as discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2005 and 2004 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment and to repay bank loans.

Cash flows from operations were $352,787 for the three months ended March 31, 2005 as compared to the cash flows from operations of $1,434,325 for the three months ended March 31, 2004. The $1,081,538 decrease in our operating cash flows from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily the result of the decline in our operating results, which, decreased from net income of $648,723 for the three months ended March 31, 2004 to net income of $232,484 for the three months ended March 31, 2005. The decrease in cash flows generated by this $416,239 decrease in net income was supplemented by aggregate cash outflows of $1,118,677 resulting from higher advance payments and lower levels of accounts payable and deferred revenue, and offset by aggregate cash inflows of $903,703 primarily resulting from decreases in trade receivables and inventories as well as the increase in accrued expenses and other current liabilities.

For the three months ended March 31, 2005 we used $217,915 in investing activities to invest in additional production facilities and the development of our vineyards. We financed these investments using cash flows from operations. We also used $133,899 for repayments of short-term debt, which resulted in the use of cash flows by financing activities of $133,899.

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

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. At March 31, 2005 we had an aggregate of approximately $5.4 million of such borrowings, all of which is due in fiscal 2004. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements do not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

We have no unused lines of credit or other borrowing facilities at March 31, 2005. However, we have been able in the past to re-negotiate with our existing lenders to extend our refinancing of our previous debt or obtain new debt, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures. The debt levels we carry generally undergo seasonal changes with higher levels of debt during the third and the forth quarter of a calendar year to support purchases of grapes during grape harvest seasons. The debt levels generally decrease during the first and the second quarter reflecting repayments of debt incurred during the second half of the previous year.

As of March 31, 2005, we had a cash balance of $29,420, and net working capital of $4,812,739. This compares with a cash balance of $7,256 and net working capital of $4,533,436 at December 31, 2004. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the remainder of fiscal 2005. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

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

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that SFAS No. 153 will have a material affect on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB (the “Quarterly Report”) our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations the Company’s disclosure controls and procedures as they existed as of March 31, 2005. As defined under Sections l3a-l5(e) and 15d-l5(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Shareholder Class Actions. On or about April 16, 2004, one of the Company’s shareholders filed a class action complaint, Maureen E. Alfred, et al. vs. Constantin Jitaru, Anatolie Sirbu and Asconi Corp, Case 04-CV-534 in the United States District Court, Middle District of Florida (the “Alfred” complaint) alleging that the Company, along with Constantin Jitaru, its President, CEO and Chairman of the Board, and Anatolie Sirbu, its CFO, Treasurer and Secretary, violated certain federal securities laws. The complaint, which requested unspecified damages, alleged, among other things, that the defendants made material misrepresentations and omissions of material facts concerning the Company’s business performance and financial condition and failed to disclose certain related party transactions, thereby overstating the Company’s financial condition during a period from May 2003 to March 2004. The complaint specifically cited the Company’s March 23, 2004 press release in which the Company disclosed that it would be restating its financial statements for the fiscal quarters ended June 30, 2003 and September 30, 2003. The complaint alleged violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder against all of the defendants, as well as Section 20(a) violations against Messrs. Jitaru and Sirbu.

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

Securities and Exchange Commission Investigation. On December 29, 2003, the Company received a request from the Denver regional office of the SEC to voluntarily produce documents and information as part of an informal inquiry into certain accounting practices of Asconi. The matters under investigation include, among others, the Company’s accounting treatment of the issuance of 5,000,000 shares to each of Constantin Jitaru and Anatolie Sirbu. The SEC requested voluntary production of documents relating to the Company’s accounting and financial policies, practices and procedures in fiscal 2001, fiscal 2002 and fiscal 2003.

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

ITEM 6. EXHIBITS.

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

ASCONI CORPORATION

Date: June 15, 2005	/s/ Constantin Jitaru
Constantin Jitaru,
President and Chief Executive Officer
(Principal Executive Officer)

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