Form 10QSB
period 2005-06-30
ASCONI CORP
filed 2006-01-23
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 20, 2005
Common Stock, $.001 par value	12,172,678

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

Explanatory Note

The Registrant checked “No” in response to the question re: the filing of all of its reports as set forth on the title page of this Quarterly Report because the Registrant’s consolidated financial statements and the information in the notes thereto, as of and for the year ended December 31, 2003 included in the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the SEC on May 26, 2005 (the “Annual Report”) were unaudited and as a result the Annual Report failed to comply, in that respect, with the rules and regulations of the SEC. The Registrant’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the Registrant’s Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the “2003 Annual Report”) were audited by Michaelson & Co., P.A., the Registrant’s former independent auditing firm (“Michaelson”), which firm in its report dated April 2, 2004 expresses an unqualified opinion on those financial statements. Michaelson has advised the Registrant that it will not grant the Registrant permission to reuse its report on the fiscal 2003 consolidated financial statements in the Annual Report. However, Michaelson has not, as of the date hereof withdrawn its opinion on the Registrant’s consolidated financial statements as of and for the year ended December 31, 2003, as included in the 2003 Annual Report. Accordingly, the fiscal 2003 consolidated financial statements are deemed unaudited. Except for certain reclassifications to conform to fiscal 2004 presentations, the fiscal 2003 consolidated financial statements included in the Annual Report have been derived from, without adjustment, those included in the 2003 Annual Report. The omission of a report on the audit of the fiscal 2003 consolidated financial statements from the Annual Report means that the Annual Report failed to comply, in that respect, with the rules and regulations of the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

(UNITED STATES DOLLARS)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$167,135	$7,256
Accounts receivable, net	3,689,377	3,832,629
Inventories	8,503,134	10,876,878
Refundable taxes and tax deposits	909,542	854,161
Advance payments	813,042	732,660
Other	5,784	43,026

TOTAL CURRENT ASSETS	14,088,014	16,346,610

PROPERTY, PLANT AND EQUIPMENT, NET	8,646,861	8,026,764
GOODWILL	224,311	228,183
OTHER	129,916	72,296

TOTAL ASSETS	$23,089,102	$24,673,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,015,445	$4,934,403
Short-term debt	4,274,199	5,640,234
Deferred revenue	699,616	850,715
Taxes payable	176,059	12,896
Accrued expenses and other current liabilities	238,051	374,926

TOTAL CURRENT LIABILITIES	9,403,370	11,813,174
LONG-TERM LIABILITIES
Lease obligations	—	6,861
Deferred taxes	550,780	464,483

TOTAL LIABILITIES	9,954,150	12,284,518

MINORITY INTEREST	1,649,540	1,480,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock $.001 par value 5,000,000 authorized, 0 outstanding at June 30, 2005 and December 31, 2004	—	—
Common Stock $.001 par value 100,000,000 authorized, 12,172,678 outstanding at June 30, 2005 and 12,168,678 outstanding at December 31, 2004	12,173	12,169
Additional paid in capital	49,119,213	49,405,620
Deferred consulting expense	(101,700)	(441,703)
Retained earnings (deficit)	(37,625,164)	(38,193,706)
Accumulated other comprehensive income (loss)	80,890	126,405

TOTAL SHAREHOLDERS’ EQUITY	11,485,412	10,908,785

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,089,102	$24,673,853

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$6,513,367	$4,623,754	$11,806,343	$9,037,945

Cost of Sales (Excluding Depreciation and Amortization)	4,922,856	2,914,482	8,736,785	5,770,246

Gross Profit	1,590,511	1,709,272	3,069,558	3,267,699

Depreciation and Amortization	211,891	173,544	423,834	351,507
Selling and Administrative expenses	718,770	1,104,767	1,455,339	1,860,008

Income From Operations	659,850	430,961	1,190,385	1,056,184

Interest expense	213,598	200,912	405,565	425,197
Other (Income) Loss	(183,921)	(200,722)	(141,954)	(450,195)

Income Before Income Taxes and Minority Interest	630,173	430,771	926,774	1,081,182
Provision for Income Taxes	130,480	13,498	174,396	38,093

Income Before Minority Interest	499,693	417,273	752,378	1,043,089
Minority Interest in Income (Loss) of Subsidiaries	163,635	(15,246)	183,836	(38,153)

Net Income	336,058	432,519	568,542	1,081,242

Other Comprehensive Income (Loss)
Foreign Currency Translation	12,595	225,036	(45,515)	580,340

Comprehensive Income	$348,653	$657,555	$523,027	$1,661,582

Net Income Per Share of Common Stock Basic and Diluted	$0.03	$0.04	$0.05	$0.09

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	12,628,937	12,057,440	12,628,607	12,053,187

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(UNITED STATES DOLLARS)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital (net)	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders Equity
Balance at December 31, 2003	12,018,735	$12,019	$48,361,031	$(1,033,070)	$(39,071,344)	$(211,762)	$8,056,874
Stock issuance - private placement	38,705	39	67,661	—	—	—	67,700
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(188,833)	188,833	—	—	—
Amortization of expense	—	—	—	98,600	—	—	98,600
Warrants issued for consulting	—	—	952,000	—	—	—	952,000
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,081,242	—	1,081,242
Foreign currency translation	—	—	—	—	—	580,340	580,340

Balance at June 30, 2004	12,057,440	$12,058	$49,191,859	$(745,637)	$(37,990,102)	$368,578	$10,836,756

Balance at December 31, 2004	12,168,678	$12,169	$49,405,620	$(441,703)	$(38,193,706)	$126,405	$10,908,785
Stock issuance - consulting	4,000	$4	$25,196				25,200
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(311,603)	311,603	—	—	—
Amortization of expense	—	—	—	28,400	—	—	28,400
Comprehensive income (loss):
Net income (loss)	—	—	—	—	568,542	—	568,542
Foreign currency translation	—	—	—	—	—	(45,515)	(45,515)

Balance at June 30, 2005	12,172,678	$12,173	$49,119,213	$(101,700)	$(37,625,164)	$80,890	$11,485,412

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$568,542	$1,081,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	423,834	351,507
Deferred income taxes	87,568	26,996
Minority interest	183,836	(38,153)
Non-cash consulting expense	28,400	757,800
(Increase) decrease in assets:
Trade receivables	143,252	642,481
Advance payments	(80,382)	399,209
Inventories	2,373,744	939,636
Other	(75,759)	155,480
Increase (decrease) in liabilities
Accounts payable	(918,958)	1,062,457
Deferred revenue	(151,099)	(103,257)
Taxes payable	163,163	(296,856)
Accrued and other liabilities	(136,875)	171,185

Net cash provided by operating activities	2,609,266	5,149,727

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,083,358)	(2,603,994)

Net cash used in investing activities	(1,083,358)	(2,603,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(1,366,035)	(2,632,239)

Net cash used in financing activities	(1,366,035)	(2,632,239)

Effect of exchange rate changes on cash	6	(50,823)

Net increase (decrease) in cash and cash equivalents	159,879	(137,329)

Cash and cash equivalents, beginning of period	7,256	155,010

Cash and cash equivalents, end of period	$167,135	$17,681

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information
Interest paid	$354,554	$372,004

Taxes paid	$17,498	$209,011

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

Asconi S.R.L. was founded as a limited liability company formed in the Republic of Moldova in October 1994 and commenced significant operations in 1999. In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation. Since Grand Slam had no operations and limited assets at the time of the Merger, the Merger was accounted for as a recapitalization of Asconi S.R.L., and Asconi S.R.L. was treated as the continuing entity for accounting purposes.

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

The condensed consolidated balance sheets, statements of operations and comprehensive income, statements of changes in shareholders’ equity, and cash flow included herein are unaudited, except for the condensed consolidated balance sheet as of December 31, 2004, but include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $77,812 and $41,595 at June 30, 2005 and December 31, 2004, respectively.

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of June 30, 2005, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $144,682 and $70,324 for the three months ended June 30, 2005 and 2004, respectively, and $291,722 and $199,500 for the six months ended June 30, 2005 and 2004, respectively.

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

The Company presently has no stock option plans and has no outstanding stock options. The Company’s net income and net income per share would not have been affected if the Company had accounted for stock options or awards issued to employees and directors using the fair value method of SFAS No. 123.

Other income

Other income for the three and six months ended June 30, 2005 and 2004 includes foreign currency transaction gains and losses.

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

Foreign currency accounting

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in gains of $12,595 and $225,036 for the three months ended June 30, 2005 and 2004, respectively, and a loss of $45,515 and a gain of $580,340 for the six months ended June 30, 2005 and 2004, respectively.

Transaction gains and losses that arise from the effects of exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled gains of $67,273 and $187,247 for the three months ended June 30, 2005 and 2004, respectively, and a loss of $16,016 and a gain of $436,720 for the six months ended June 30, 2005 and 2004, respectively.

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

For the six months ended June 30, 2005 and 2004 the computation of diluted earnings per share excludes the assumed exercise of an aggregate of 459,600 warrants having exercise prices ranging from $5.00 to $7.50 (weighted average $5.98) as their assumed exercise would have been anti-dilutive.

In April 2003, the Company approved a one-for-ten reverse stock split. The reverse stock split was effectuated on May 12, 2003. Except as noted in Note 1 to Condensed Consolidated Financial Statements, all share and per share amounts have been restated.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for us no later than the end of the fiscal year ending December 31, 2006. We are currently assessing the financial impact of FIN No. 47 on our consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by us on January 1, 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our financial statements.

Reclassifications

Certain reclassifications have been made to the fiscal 2004 financial statements in order to conform to the classification used in the current year.

3.	ACCOUNTS RECEIVABLE

	June 30, 2005	December 31, 2004
Customers outside of Moldova	$2,704,032	$3,033,896
Customers in Moldova	1,063,157	840,172
Less: allowance for doubtful accounts	(77,812)	(41,439)

	$3,689,377	$3,832,629

Foreign receivables are primarily from the Company’s five largest customers.

4.	INVENTORIES

Inventories are summarized as follows:

	June 30, 2005	December 31, 2004
Raw and other materials	$2,492,764	$1,711,133
Bulk wine and alcohol	5,736,487	8,849,868
Bottled wine	273,883	315,877

	$8,503,134	$10,876,878

Inventory in the amount of approximately $4,586,000 is pledged as collateral for loans aggregating approximately $2,785,000 at June 30, 2005.

5.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2005	December 31, 2004
Land for development of vineyards	$586,982	$545,595
Vineyards	1,474,151	1,455,184
Land, buildings and construction in progress	2,871,056	2,812,594
Machinery and equipment	10,590,286	9,572,069
Other	239,719	394,663

	15,762,194	14,780,105

Less accumulated depreciation	(7,115,332)	(6,753,341)

	$8,646,862	$8,026,764

Property, plant and equipment in the amount of approximately $4,866,000 is pledged as collateral for loans aggregating $3,792,000 at June 30, 2005.

6.	SHAREHOLDERS’ EQUITY

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

In June 2005 the Company’s Board of Directors authorized issuance of 4,000 to CEOcast, Inc. for consulting.

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense is being amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for the six months ended June 30, 2004 totaled $476,000, and is included in selling, general and administrative expense.

Warrants outstanding at June 30, 2005 are as follows:

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

Shareholder Derivative Suits. Five shareholders derivative actions, which sought unspecified damages, were filed in the United States District Court, Middle District of Florida, commencing on or about June 30, 2004, naming seven of the Company’s directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The five shareholders derivative suits alleged, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contained allegations substantially similar to the foregoing class actions, and claimed that the Company has been injured as a result of the foregoing now-dismissed class actions and the conduct that was alleged in the foregoing class actions. Four of the shareholders derivative suits have since been voluntarily dismissed by the plaintiffs. The Company has been conducting settlement negotiations seeking the dismissal of the remaining shareholders derivative suit; however, no settlement agreement has been signed.

In the event the remaining shareholder’s derivative suit is not settled, the Company intends to defend itself in the remaining action vigorously. There is no assurance, however, that such matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

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

The Company purchased bulk wine and grape juice from VinExport, a Romanian company. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each owned 30% of the outstanding securities of VinExport during 2004 and until May 2005. Both Mr. Jitaru and Mr. Sirbu disposed of their respective ownership in VinExport during May, 2005 The bulk wine is purchased for the purpose of blending, bottling and selling in the regular course of business. The Company did not purchase bulk wine from VinExport during the three months ended June 30, 2005 or 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Asconi S.R.L. was founded as a limited liability company formed in the Republic of Moldova in October 1994 and commenced significant operations in 1999. In April 2001, Asconi Corporation, then known as Grand Slam Treasures, Inc. (“Grand Slam”) acquired 100% of the outstanding common stock of Asconi S.R.L. in a share exchange (the “Merger”) for the issuance of 12,600,000 shares (before the affects of the April, 2003 one-for-ten reverse stock split of the common stock of Grand Slam. Subsequent to the Merger, Grand Slam changed its name to Asconi Corporation. Since Grand Slam had no operations and limited assets at the time of the Merger, the Merger was accounted for as a recapitalization of Asconi S.R.L., and Asconi S.R.L. was treated as the continuing entity for accounting purposes.

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

The wine industry is subject to extensive regulation by the Moldovan Ministry of Agriculture and various foreign agencies, and local authorities. These regulations and laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. Any expansion of our existing facilities or development of new vineyards or wineries may be limited by present and future zoning ordinances, environmental restrictions and other legal requirements. For example, in spring of 2005 the Moldovan government effectuated the adoption of legislation that resulted in additional value added taxes of 20% on imported rootstocks, which will increase the cost of planting vineyards. Vineyard development is one of the major projects undertaken by us, which will continue in the future years. The taxes were not imposed on the rootstocks imported by us in 2004; however, however, the taxes were imposed on the rootstocks we imported in spring of 2005. In addition, new regulations, requirements and/or increases in excise taxes, income taxes, property and sales taxes or international tariffs, could reduce our profits.

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

Cost and availability of grapes and other raw materials. Our business is heavily dependent upon raw materials, such as grapes, grape juice in bulk, grains and packaging materials which we purchase from third-party suppliers. We could experience shortages of raw materials due to supply, production or shipment difficulties, which could decrease our ability to supply goods to our customers. We are also directly affected by increases in the costs of such raw materials. In the past, we have experienced significant increases in the cost of grapes. We planted approximately 925 and 725 acres of vineyards in fiscal 2004 and 2005, respectively. Those vineyards would be expected to produce their first harvest in the fall of 2007 (for vineyards planted in fiscal 2004) and 2008 (for vineyards planted in fiscal 2005), and reach their full production capacity in the fall of 2009 and 2010, respectively. We believe that having our own vineyards will provide us with more control over the access to and cost and quality of the grapes we use. Although we believe we have adequate sources of grape supplies, in the event demand for certain wine products exceeds expectations, we could experience shortages. A shortage in the supply of wine grapes could result in an increase in the price of some or all of the grape varieties we purchase and a corresponding increase in our wine production costs. If we cannot increase prices because of competitive pressure, increased grape supply costs could reduce our profits.

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

Capital. The wine industry is a capital-intensive business which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. We estimate our need for capital expenditures at approximately $10 million over three years to be used for planting additional acres of vineyards, renovating and upgrading our production facilities. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. In order to ensure continued growth in our operations, we estimate that we will need to increase our working capital by approximately 25% to 30% annually. These funds will be used to increase our purchases of grapes as well as other raw materials such as glass, cork and labels. These capital expenditures and working capital requirements will have to be financed from cash flows from operations, additional borrowings or additional equity financing. There is no assurance we will be able to attract sufficient debt or equity capital, and in particular our ability to attract equity capital may be adversely effected if the price of our common stock declines as the result of negative publicity about the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 or the due to the related litigation (see Note 7 of Notes to Condensed Consolidated Financial Statements). If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our more technologically advanced competitors who are able to invest in modern winemaking equipment will be adversely affected.

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

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for the three months ended June 30, 2005.

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

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance for the three months ended June 30, 2005.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss for the three months ended June 30, 2005.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the exchange rates (expressed in Moldova lei to U.S. $1.00) as of the beginning and end of the three and six months ended June 30, 2005 and 2004 as quoted by the National Bank of Moldova:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Exchange rate at beginning of period	12.41	12.62	13.22	12.46
Exchange rate at end of period	11.95	12.58	11.95	12.58

The value of the lei against the U.S. dollar increased 0.3% during the three months ended June 30, 2005. We recognized a net foreign currency transaction gain of $67,273 for the three months ended June 30, 2005 as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables. For the six months ended June 30, 2005, the value of the lei decreased 1.0% against the U.S. dollar. We recognized a net foreign currency transaction loss of $16,010, as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables.

For the three and six months ended June 30, 2004, the value of the lei increased by 3.7% and 9.6%, respectively, against the value of the U.S. dollar. We recognized net foreign currency transaction gains of $187,247 and $436,720, respectively, for the three and six months ended June 30, 2004 as the balance of the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S dollar denominated receivables during those periods.

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At June 30, 2005 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $7.7 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $77,000, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $77,000.

Results of Operations

Three Months Ended June 30, 2005 As Compared To Three Months Ended June 30, 2004

Revenues. Revenues increased by $1,889,613 or 40.9% to $6,513,367 for the three months ended June 30, 2005 from $4,623,754 for the three months ended June 30, 2004. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 234,200 cases, or 51.6% to approximately 688,200 cases for the three months ended June 30, 2005 from approximately 454,000 cases for the three months ended June 31, 2004. The average price of a case decreased from $10.18 for the three months ended June 30, 2004 to $9.46 for the three months ended June 30, 2005. The average price decreased as the result the shift in the assortment of wines sold during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines and the mix of package sizes sold), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $2,008,374 or 68.9% from $2,914,482 for the three months ended June 30, 2004 to $4,922,856 for the three months ended June 30, 2005. Gross profit decreased by $118,761 from $1,709,272 for the three months ended June 30, 2004 to $1,590,511 for the three months ended June 30, 2005. The gross profit percentages were 37.0% and 24.4% for the three months ended June 30, 2004 and 2005, respectively. The gross profit percentage decreased for the three months ended June 30, 2005 from the gross profit percentage for the three months ended June 30, 2004 primarily as the result of the increase in costs of raw materials and other production costs. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvests, which took place in the fall of 2004 and 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002 and prior years. The grapes and bulk wine purchased in the fall of 2004 and 2003 produced wines that are marketed by us in 2005 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

Our gross profit margin can also be affected by the mixture of our sales among various package sizes. In general the sales price per equivalent case of wine, and the resulting gross profit, will be lower for larger package sizes. In response to a shift in consumer preference to larger packaging we have over the last several fiscal quarters increased production of wines packaged in 1.5 liter bottles as well as 2 and 3 liter bag-in-the box-packages. This shift in the product mix has resulted in lower prices per equivalent case of wine, as discussed above, and accordingly, lower gross profit. If we are unable to increase the prices we charge our distributors for larger package products, our gross profits could be adversely affected in the future.

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

Selling and Administrative Expenses. Selling and administrative expenses decreased by $385,997 or 34.9% from $1,104,767 for the three months ended June 30, 2004 to $718,770 for the three months ended June 30, 2005. Selling, general and administrative expenses were 11.0% of revenues in the three months ended June 30, 2005 and 23.9% of revenues in the three months ended June 30, 2004. The principal components of the decrease in selling, general and administrative expenses were decreases in consulting fees and professional fees. Consulting fees decreased by approximately $500,000, principally due to the inclusion in the fiscal 2004 amount of $476,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 6 of Notes to Condensed Consolidated Financial Statements). Professional fees decreased by approximately $100,000, in part due to the non-recurring nature of expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements, which occurred during the three months ended June 30, 2004. This decrease of approximately $600,000 was partially offset by increases in selling as well as other general and administrative expenses reflecting our growing operations.

Depreciation and Amortization. Depreciation and amortization expense increased from $173,544 for the three months ended June 30, 2004 to $211,891 for the three months ended June 30, 2005 as the result of certain additions to our property, plant and equipment during the second half of fiscal 2004 and the six months ended June 30, 2005, as a part of ongoing renovations of our wineries. In addition, a substantial portion of the additions to our property, plant and equipment during the six months ended June 30, 2004 consisted of costs relating to the development and planting of our vineyards. The costs relating to the Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Income from Operations. As a result of the foregoing, our income from operations for the three months ended June 30, 2005 was $659,850 as compared to $430,961 income from operations for the three months ended June 30, 2004. This change resulted from the decrease in selling, general and administrative expense offset by the increase in cost of sales as discussed above.

Interest Expense. Interest expense increased by $12,686 or 6.3% from $200,912 for the three months ended June 30, 2004 to $213,598 for the three months ended June 30, 2005. This increase was primarily due to the increase in our average borrowing rate on debt we incurred to support the increased level of our operations including the purchase of grapes during 2003 harvest for production of wines to be sold in future years.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from a negative $15,246 for the three months ended June 30, 2004 to $163,635 for the three months ended June 30, 2005 as the result of the higher net income or lower net loss in subsidiaries with smaller ownership by us such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes increased from $13,498 for the three months ended June 30, 2004 to $130,480 for the three months ended June 30, 2005. The increase was primarily the result of the increase in the income generated by our operating subsidiaries in Moldova. Our effective tax rates were 3.1% for the three months ended June 30, 2004 and 20.7% for the three months ended June 30, 2005. The effective tax rates differ from the statutory rates principally due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income. As a result of the foregoing, our net income was $336,058 for the three months ended June 30, 2005 as compared to net income of $432,519 for the three months ended June 30, 2004. This decrease in net income primarily resulted from the increases in cost of sales, income taxes and minority interest partially offset by the decrease in consulting and professional fees as discussed above.

Six Months Ended June 30, 2005 As Compared To Six Months Ended June 30, 2004

Revenues. Revenues increased by $2,768,398 or 30.6% from $9,037,945 for the six months ended June 30, 2004 to $11,806,343 for the six months ended June 30, 2005. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 358,600 cases, or 39.4% to approximately 1,268,600 cases for the six months ended June 30, 2005 from approximately 910,000 cases for the six months ended June 30, 2004. The average price of a case decreased from $9.93 for the six months ended June 30, 2004 to $9.31 for the six months ended June 30, 2005. The average price decreased as the result the shift in the assortment of wines sold. The average price per case of bottled wine will vary from period to quarter period on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines and the mix of package sizes sold), as well as based on changes in market conditions, as a result of which average per case prices for a single interim period may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $2,966,539 or 51.4% from $5,770,246 for the six months ended June 30, 2004 to $8,736,758 for the six months ended June 30, 2005. Gross profit decreased by $198,141 from $3,267,699 for the six months ended June 30, 2004 to $3,069,558 for the six months ended June 30, 2005. The gross profit percentages were 36.2% and 26.0% for the six months ended June 30, 2004 and 2005, respectively. The gross profit percentage decreased for the six months ended June 30, 2005 from the gross profit percentage for the six months ended June 30, 2005 primarily as the result of the increase in costs of raw materials and other production costs. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvests, which took place in the fall of 2004 and 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002 and prior years. The grapes and bulk wine purchased in the fall of 2004 and 2003 produced wines that are marketed by us in 2005 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

Our gross profit margin can also be affected by the mixture of our sales among various package sizes. In general the sales price per equivalent case of wine, and the resulting gross profit, will be lower for larger package sizes. In response to a shift in consumer preference to larger packaging we have over the last several fiscal quarters increased production of wines packaged in 1.5 liter bottles as well as 2 and 3 liter bag-in-the box-packages. This shift in the product mix has resulted in lower prices per equivalent case of wine, as discussed above, and accordingly, lower gross profit. If we are unable to increase the prices we charge our distributors for larger package products, our gross profits could be adversely affected in the future.

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

Depreciation and Amortization. Depreciation and amortization expense increased from $351,507 for the six months ended June 30, 2004 to $423,834 for the six months ended June 30, 2005 as the result of certain additions to our property, plant and equipment during the second half of fiscal 2004 and the six months ended June 30, 2005, as a part of ongoing renovations of our wineries. In addition, a substantial portion of the additions to our property, plant and equipment during the six months ended June 30, 2004 consisted of costs relating to the development and planting of our vineyards. The costs relating to the Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Selling and Administrative Expenses. Selling and administrative expenses decreased by $404,669 or 21.8% from $1,860,008 for the six months ended June 30, 2004 to $1,455,339 for the six months ended June 30, 2005 to. Selling, general and administrative expenses were 12.3% of revenues in the six months ended June 30, 2005 and 20.6% of revenues in the six months ended June 30, 2004. The principal components of the decrease in selling, general and administrative expenses were decreases in consulting fees and professional fees. Consulting fees decreased by approximately $700,000, principally due to the inclusion in the fiscal 2004 amount of $634,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 6 of Notes to Condensed Consolidated Financial Statements). Professional fees decreased by approximately $150,000, in part due to the non-recurring nature of expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements, which occurred during the six months ended June 30, 2004. This decrease of approximately $850,000 was partially offset by increases in selling as well as other general and administrative expenses reflecting our growing operations.

Income from Operations. As a result of the foregoing, our income from operations for the six months ended June 30, 2005 was $926,774 as compared to income from operations of $1,056,184 for the six months ended June 30, 2004. This change resulted from the decrease in selling, general and administrative expense offset by the increase in cost of sales as discussed above.

Interest Expense. Interest expense decreased by $19,632 or 4.6% from $425,662 for the six months ended June 30, 2004 to $405,565 for the six months ended June 30, 2005. This decrease was primarily due to the lower average outstanding debt we carried during the six months ended June 30, 2005, partially offset by the increase in our average borrowing rate

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from a negative $38,153 for the six months ended June 30, 2004 to $183,836 for the six months ended June 30, 2005 to as the result of the higher net income or lower net loss in subsidiaries with smaller ownership by the parent such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes increased from $38,093 for the six months ended June 30, 2004 to $174,396 for the six months ended June 30, 2005 as the result of the increase in the taxable income reported by our operating subsidiaries in Moldova. Our effective tax rates were 3.5% for the six months ended June 30, 2004 and 18.8% for the six months ended June 30, 2005. The effective tax rates differ from the statutory rates due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income. As a result of the foregoing, our net income for the six months ended June 30, 2004 was $568,542 as compared with net income of $1,081,242 for the six months ended June 30, 2004. This decrease in net income primarily resulted from the increases in cost of sales, income taxes and minority interest partially offset by the decrease in consulting and professional fees as discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2005 and 2004 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment and to repay bank loans.

Cash flows from operations were $2,609,266 for the six months ended June 30, 2005 as compared to the cash flows from operations of $5,149,727 for the six months ended June 30, 2004. The $2,540,461 decrease in our operating cash flows from the six months ended June 30, 2004 to the six months ended June 30, 2005 is the result of the decline in our operating results, which decreased from net income of $1,081,242 for the six months ended June 30, 2004 to net income of $568,542 for the three months ended June 30, 2005. The decrease in cash flows generated by this $512,700 decrease in net income was supplemented primarily by aggregate cash outflows of $1,206,932 resulting from lower levels of accounts payable, deferred revenue and accrued expenses and other liabilities

For the six months ended June 30, 2005 we used $1,083,358 in investing activities to invest in additional production facilities and the development of our vineyards. We financed these investments using cash flows from operations. We also used $1,366,035 for repayments of short-term debt, which resulted in the use of cash flows by financing activities of $1,366,035.

For the six months ended June 30, 2004 we used $2,603,994 in investing activities to invest in additional land for the planting of vineyards and additional production equipment. We financed these investments using cash flows from operations. We also continued to repay our short-term debt and obligations on capital leases, which resulted in the total use of cash flows for financing activities of $2,632,239.

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. At June 30, 2005 we had an aggregate of approximately $4.3 million of such borrowings, all of which is due in fiscal 2005. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements do not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

We have no unused lines of credit or other borrowing facilities at June 30, 2005. However, we have been able in the past to re-negotiate with our existing lenders to extend our refinancing of our previous debt or obtain new debt, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures. The debt levels we carry generally undergo seasonal changes with higher levels of debt during the third and the forth quarter of a calendar year to support purchases of grapes during grape harvest seasons. The debt levels generally decrease during the first and the second quarter reflecting repayments of debt incurred during the second half of the previous year.

As of June 30, 2005, we had a cash balance of $167,135, and net working capital of $4,684,644. This compares with a cash balance of $7,256 and net working capital of $4,533,436 at December 31, 2004. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the next twelve months. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”), “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective for us no later than the end of the fiscal year ending December 31, 2006. We are currently assessing the financial impact of FIN No. 47 on our consolidated financial statements.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and, accordingly, is required to be adopted by us on January 1, 2006. We do not expect that the adoption of SFAS 154 will have a material impact on our financial statements.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB (the “Quarterly Report”) our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations the Company’s disclosure controls and procedures as they existed as of June 30, 2005. As defined under Sections l3a-l5(e) and 15d-l5(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Shareholder Derivative Suits. Five shareholders derivative actions, which sought unspecified damages, were filed in the United States District Court, Middle District of Florida, commencing on or about June 30, 2004, naming seven of the Company’s directors and certain executive officers as defendants, and naming the Company as a nominal defendant. The five shareholders derivative suits alleged, among other things, breaches of fiduciary duty and other alleged common law violations by such directors and officers. The shareholder derivative actions contained allegations substantially similar to the foregoing class actions, and claimed that the Company has been injured as a result of the foregoing now-dismissed class actions and the conduct that was alleged in the foregoing class actions. Four of the shareholders derivative suits have since been voluntarily dismissed by the plaintiffs. The Company has filed a motion seeking dismissal of the remaining shareholders derivative suit; the Court has not yet ruled on the Company’s motion to dismiss.

In the event the remaining shareholder’s derivative suit is not settled, the Company intends to defend itself in the remaining action vigorously. There is no assurance, however, that such matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

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

ITEM 6. EXHIBITS.

(a)	Exhibits

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and15d-14 (a) certification by Nicolae Sterbets, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Tatiana Radu, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Nicolae Sterbets, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Tatiana Radu, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ASCONI CORPORATION

Date: January 23, 2006	/s/ Nicolae Sterbets
Nicolae Sterbets,
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14(a) certification by Nicolae Sterbets, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Tatiana Radu, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Nicolae Sterbets, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Tatiana Radu, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.