Form 10QSB
period 2005-09-30
ASCONI CORP
filed 2006-01-24
CIK 847917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASCONI CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (AUDITED)

(UNITED STATES DOLLARS)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,385	$7,256
Accounts receivable, net	3,995,734	3,832,629
Inventories	8,672,051	10,876,878
Refundable taxes and tax deposits	1,084,918	854,161
Advance payments	3,460,373	732,660
Other	9,268	43,026

TOTAL CURRENT ASSETS	17,363,729	16,346,610

PROPERTY, PLANT AND EQUIPMENT, NET	9,354,098	8,026,764
GOODWILL	224,070	228,183
OTHER	142,934	72,296

TOTAL ASSETS	$27,084,831	$24,673,853

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,271,889	$4,934,403
Short-term debt	5,300,736	5,640,234
Deferred revenue	1,407,046	850,715
Taxes payable	283,303	12,896
Accrued expenses and other current liabilities	370,874	374,926

TOTAL CURRENT LIABILITIES	11,633,848	11,813,174
LONG-TERM LIABILITIES
Long-term debt	1,175,000	—
Lease obligations	—	6,861
Deferred taxes	588,373	464,483

TOTAL LIABILITIES	13,397,221	12,284,518

MINORITY INTEREST	1,729,753	1,480,550

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock $.001 par value 5,000,000 authorized, outstanding at September 30, 2005 and December 31, 2004	—	—
Common Stock $.001 par value 100,000,000 authorized, 12,172,678 outstanding at September 30, 2005 and 12,168,678 outstanding at December 31, 2004	12,173	12,169
Additional paid in capital	49,099,946	49,405,620
Deferred consulting expense	(74,233)	(441,703)
Retained earnings (deficit)	(37,157,327)	(38,193,706)
Accumulated other comprehensive income (loss)	77,298	126,405

TOTAL SHAREHOLDERS’ EQUITY	11,957,857	10,908,785

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,084,831	$24,673,853

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$6,891,498	$5,282,683	$18,697,841	$14,320,628

Cost of Sales (Excluding Depreciation and Amortization)	5,102,900	3,462,441	13,839,685	9,232,687

Gross Profit	1,788,598	1,820,242	4,858,156	5,087,941

Depreciation and Amortization	212,246	180,397	636,080	531,904
Selling and Administrative expenses	719,050	899,424	2,174,389	2,759,432

Income From Operations	857,302	740,421	2,047,687	1,796,605

Interest expense	106,143	182,817	511,708	608,014
Other (Income) Loss	30,556	168,063	(111,398)	(282,132)

Income Before Income Taxes and Minority Interest	720,603	389,541	1,647,377	1,470,723
Provision for Income Taxes	171,412	13,644	345,808	51,737

Income Before Minority Interest	549,191	375,897	1,301,569	1,418,986
Minority Interest in Income of Subsidiaries	81,354	5,661	265,190	(32,492)

Net Income	467,837	370,236	1,036,379	1,451,478

Other Comprehensive Income (Loss)
Foreign Currency Translation	(3,592)	(100,228)	(49,107)	480,112

Comprehensive Income	$464,245	$270,008	$987,272	$1,931,590

Net Income Per Share of Common Stock Basic and Diluted	$0.04	$0.03	$0.09	$0.12

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	12,172,678	12,057,421	12,170,240	12,054,609

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(UNITED STATES DOLLARS)

(Unaudited)

	Common Shares	Common Stock	Additional Paid in Capital (net)	Deferred Consulting Expense	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total Shareholders Equity
Balance at December 31, 2003	12,018,735	$12,019	$48,361,031	$(1,033,070)	$(39,071,344)	$(211,762)	$8,056,874
Stock issuance - private placement	38,705	39	67,661	—	—	—	67,700
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(507,768)	507,768	—	—	—
Amortization of expense	—	—	—	127,100	—	—	127,100
Warrants issued for consulting	—	—	952,000	—	—	—	952,000
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,451,478	—	1,451,478
Foreign currency translation	—	—	—	—	—	480,112	480,112

Balance at September 30, 2004	12,057,440	$12,058	$48,872,924	$(398,202)	$(37,619,866)	$268,350	$11,135,264

Balance at December 31, 2004	12,168,678	$12,169	$49,405,620	$(441,703)	$(38,193,706)	$126,405	$10,908,785
Stock issuance - consulting	4,000	$4	$25,196				25,200
Adjustments to deferred consulting expense:
Change in value of shares	—	—	(330,870)	330,870	—	—	—
Amortization of expense	—	—	—	36,600	—	—	36,600
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,036,379	—	1,036,379
Foreign currency translation	—	—	—	—	—	(49,107)	(49,107)

Balance at September 30, 2005	12,172,678	$12,173	$49,099,946	$(74,233)	$(37,157,327)	$77,298	$11,957,857

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,036,379	$1,451,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	636,080	531,904
Deferred income taxes	131,305	40,494
Minority interest	265,190	(32,492)
Non-cash consulting expense	36,600	1,104,300
(Increase) decrease in assets:
Trade receivables	(163,105)	(21,751)
Advance payments	(2,727,713)	(45,845)
Inventories	2,204,827	317,165
Other	(301,395)	76,874
Increase (decrease) in liabilities
Accounts payable	(662,514)	1,245,445
Deferred revenue	556,331	(358,871)
Taxes payable	270,407	(234,957)
Accrued and other liabilities	4,052	270,509

Net cash provided by operating activities	1,286,444	4,344,253

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,982,787)	(2,364,966)

Net cash used in investing activities	(1,982,787)	(2,364,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Short-term borrowings (net)	(339,494)	(1,113,172)
Proceeds from long-term borrowings	1,175,000	—

Net cash provided by (used in) financing activities	835,506	(1,113,172)

Effect of exchange rate changes on cash	(5,034)	12,027

Net increase in cash and cash equivalents	134,129	878,142

Cash and cash equivalents, beginning of period	7,256	155,010

Cash and cash equivalents, end of period	$141,385	$1,033,152

See notes to condensed consolidated financial statements

ASCONI CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNITED STATES DOLLARS)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information
Interest paid	$452,515	$541,228

Taxes paid	$17,498	$219,852

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

Accounts receivable and allowance for doubtful accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $77,795 and $41,595 at September 30, 2005 and December 31, 2004, respectively.

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

Goodwill

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of S.A. Vitis Hincesti at June 30, 2002, the date of the acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead is be subject to an annual assessment of impairment by applying a fair-value based test. As a part of the evaluation, the Company compares the carrying value of goodwill with its fair value to determine whether there has been impairment. As of September 30, 2005, the Company does not believe any impairment of goodwill has occurred.

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

Shipping and handling costs

The Company classifies shipping and handling costs as part of selling, general and administrative expenses. Total delivery costs were $170,245 and $97,524 for the three months ended September 30, 2005 and 2004, respectively, and $461,967 and $297,024 for the nine months ended September 30, 2005 and 2004, respectively.

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

Other income

Other income for the three and nine months ended September 30, 2005 and 2004 includes foreign currency transaction gains and losses.

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

Foreign currency accounting

The financial position and results of operations of the Company’s foreign subsidiaries in the Republic of Moldova are measured using the foreign subsidiaries’ local currency, the Moldovan lei, as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded directly as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Foreign currency translation adjustments resulted in losses of $3,592 and $100,228 for the three months ended September 30, 2005 and 2004, respectively, and a loss of $49,107 and a gain of $480,112 for the nine months ended September 30, 2005 and 2004, respectively.

Transaction gains and losses that arise from the effects of exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income in the results of operations as incurred. Foreign currency transaction adjustments included in operations totaled a loss of $42,637 and a gain of $104,014 for the three months ended September 30, 2005 and 2004, respectively, and a loss of $58,653 and a gain of $480,112 for the nine months ended September 30, 2005 and 2004, respectively.

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

For the nine months ended September 30, 2005 and 2004 the computation of diluted earnings per share excludes the assumed exercise of an aggregate of 459,600 warrants having exercise prices ranging from $5.00 to $7.50 (weighted average $5.98) as their assumed exercise would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the fiscal 2004 financial statements in order to conform to the classification used in the current year.

3.	ACCOUNTS RECEIVABLE

	September 30, 2005	December 31, 2004
Customers outside of Moldova	$3,347,475	$3,033,896
Customers in Moldova	726,054	840,172
Less: allowance for doubtful accounts	(77,795)	(41,439)

	$3,995,734	$3,832,629

Foreign receivables are primarily from the Company’s five largest customers.

4.	INVENTORIES

Inventories are summarized as follows:

	September 30, 2005	December 31, 2004
Raw and other materials	$3,517,700	$1,711,133
Bulk wine and alcohol	4,654,951	8,849,868
Bottled wine	499,400	315,877

	$8,672,051	$10,876,878

Inventory in the amount of approximately $2,020,000 is pledged as collateral for loans aggregating approximately $2,295,000 at September 30, 2005.

5.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2005	December 31, 2004
Land for development of vineyards	$589,322	$545,595
Vineyards	2,066,211	1,455,184
Land, buildings and construction in progress	2,877,425	2,812,594
Machinery and equipment	10,900,549	9,572,069
Other	236,343	394,663

	16,669,850	14,780,105
Less accumulated depreciation	(7,315,752)	(6,753,341)

	$9,354,098	$8,026,764

Property, plant and equipment in the amount of approximately $4,164,312 is pledged as collateral for loans aggregating $3,995,000 at September 30, 2005.

6.	LONG-TERM DEBT AND UNUSED AVAILABLE LINES OF CREDIT

Long-term debt. Long-term debt consists of the following at September 30, 2005, and December 31, 2004:

	September 30, 2005	December 31, 2004
Note (credit line) to MoldovaAgroindBank, Moldova, denominated in US Dollars, issued September 13, 2005, due September 30, 2008. Interest rate 10.5%. Secured by trade mark, bulk wine inventory and property, plant and equipment.	$785,000	$—

Note (credit line) to MoldovaAgroindBank, Moldova, denominated in US Dollars, issued September 13, 2005, due September 13, 2005. Interest rate 10.5%. Secured by bulk wine inventory and equipment.	200,000	—

Note (credit line) to Euram Bank, Austria, denominated in US Dollars, issued August 23, 2008, due December 31, 2010. Interest rate 6%. Secured by securities.	470,000	—

Total Debt	1,455,000	—
Less current portion	(280,000)	—

Long-term debt, less current portion	$1,175,000	$—

Future maturities of long-term debt are as follows as of September 30, 2005:

September 30, 2006	$280,000
September 30, 2007	498,000
September 30, 2008	207,000
September 30, 2009	—
September 30, 2010	—
Thereafter	470,000

$1,455,000

Unused Available Line of Credit. As of September 30, 2005, the Company had bank lines of credit totaling $7,192,000 under which the Company may borrow on the basis of existing collateral at the rates specified in the credit line agreements varying from 6% to 13%. There were no amounts outstanding under these lines of credit at December 31, 2004.

7.	SHAREHOLDERS’ EQUITY

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

In June 2005, the Company’s Board of Directors authorized issuance of 4,000 to CEOcast, Inc. for consulting.

In February 2004, the Company entered into a consulting agreement for strategic consulting services. The term of the agreement is for one year, however, either party can terminate the agreement after six months. The Company issued to the consultants, who are unrelated to the Company, 100,000 warrants exercisable at $7.00, which expire in April 2009 and 100,000 warrants exercisable at $7.50, which expire in June 2009. The contract does not contain a “substantial incentives for non-performance” as that term is defined under EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or provisions for the forfeiture of the warrants in the event of non-performance. Accordingly, as required by EITF 96-18 and EITF 00-18, the warrants were valued as of the inception of the contract using the Black Scholes model. The value of the warrants under the Black Scholes model was $4.76 per warrant, and expense is being amortized over the six month minimum life of the contract on a straight-line basis. The consulting expense recorded for this contract for the nine months ended September 30, 2004 totaled $952,000, and is included in selling, general and administrative expense.

Warrants outstanding at September 30, 2005 are as follows:

Number of warrants	Exercise price	Exercise period
259,600	$5.00	December, 2004 to December, 2006
100,000	$7.00	April, 2004 to April, 2009
100,000	$7.50	June, 2004 to June, 2009

8.	SHAREHOLDER LITIGATION AND SEC INVESTIGATION

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

In the event the remaining shareholder derivative suit is not settled, the Company intends to defend itself in the remaining action vigorously. There is no assurance, however, that such matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

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

9.	RELATED PARTY TRANSACTIONS

The Company purchased bulk wine and grape juice from VinExport, a Romanian company. Constantin Jitaru and Anatolie Sirbu, two of the Company’s directors and officers, each owned 30% of the outstanding securities of VinExport during 2004 and until May 2005. Both Mr. Jitaru and Mr. Sirbu disposed of their respective ownership in VinExport during May, 2005 The bulk wine is purchased for the purpose of blending, bottling and selling in the regular course of business. The Company did not purchase bulk wine from VinExport during the three months ended September 30, 2005 or 2004.

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

Recent Developments

AMEX Delisting

On October 20, 2005, the Company received notice from the American Stock Exchange (“AMEX”) that AMEX staff has determined to proceed to strike the listing of the Company’s securities from the AMEX in accordance with Section 1009(d) of the AMEX Company Guide. The October 20, 2005 followed previous notices from the staff in which the staff notified the Company that due to its failure to file its Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2005 within the prescribed timeframe, the Company was not in compliance with the currency in public reporting continued listing requirement under the AMEX Rules. The Company was required to regain its compliance with the AMEX listing requirements no later than October 6, 2005.

The Company had filed a Form 12b-25 Notification of Late Filing on August 16, 2005 in which it stated that the reason for the filing delay was the additional time required by the Company’s independent accountants to perform client retention procedures as a result of the recent executive management changes. On August 25, 2005 the Company was advised by its independent accountants, Moore Stephens Lovelace, P.A. (“MSL”), that they elected to resign from their engagement as the Company’s registered public accounting firm. Subsequent to the change in the Company’s senior management, MSL initiated and was unable to complete its client continuance procedures; that has led MSL to no longer be able to rely on representations and/or made MSL unwilling to be associated with the financial statements prepared by the Company’s new management.

The Company’s securities are presently quoted in the Pink Sheets under the symbol “ASCD.PK”. The Company disclosed the above-referenced AMEX notices and circumstances relating to the delisting of its securities in its Current Reports on Form 8-K filed with the SEC.

The Company may also seek quotation of its securities on the OTC Bulletin Board if and when it regains currency in the public reporting.

Changes in the Company’s Certifying Accountants

On November 18, 2005, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company engaged Thomas Leger & Co. LLP (“TL”) as its new independent registered public accounting firm for its fiscal year ending December 31, 2005. This engagement was preceded by the August 25, 2005 resignation of MSL, as discussed above. The Company disclosed the foregoing changes in its Current Reports on Form 8-K filed with the SEC.

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

Capital. The wine industry is a capital-intensive business which requires substantial capital expenditures to improve or expand wine production and to develop or acquire vineyards. We estimate our need for capital expenditures at approximately $10 million over three years to be used for planting additional acres of vineyards, renovating and upgrading our production facilities. Further, the acquisition of grapes and bulk wine require substantial amounts of working capital. In order to ensure continued growth in our operations, we estimate that we will need to increase our working capital by approximately 25% to 30% annually. These funds will be used to increase our purchases of grapes as well as other raw materials such as glass, cork and labels. These capital expenditures and working capital requirements will have to be financed from cash flows from operations, additional borrowings or additional equity financing. There is no assurance we will be able to attract sufficient debt or equity capital, and in particular our ability to attract equity capital may be adversely effected if the price of our common stock declines as the result of negative publicity about the restatement of our financial statements for fiscal 2002 and the first three quarters of fiscal 2003 or the due to the related litigation (see Note 8 of Notes to Condensed Consolidated Financial Statements). If we do not attract capital for current operations and capital expenditures, we may not be able to increase our production and sales, and our ability to compete with our more technologically advanced competitors who are able to invest in modern winemaking equipment will be adversely affected.

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

Revenue recognition. We generally recognize product revenue at the time of shipment, at which time persuasive evidence of an arrangement exists, delivery has occurred (generally triggered by the transfer of the merchandise to a third party shipper under FOB shipping terms), the price is fixed or determinable, and collectibility is probable. Cash payments received in advance of shipment are recorded as deferred revenue. We generally are not contractually obligated to accept returns, except for defective product. However, we may permit our customers to return or exchange products and may provide pricing allowances on products unsold by a customer. Revenue is recorded net of an allowance for estimated returns, price concessions, and other discounts. Those estimates are based on historical experience and future projections, and actual future allowances may vary significantly from estimates. Returns, price concessions and other discounts have historically not been material, and a hypothetical 10% change in the estimate of the level of future returns, price concessions and other discounts would not have had a material affect on the results of operations for the three months ended September 30, 2005.

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

Inventory. We carry our inventory at the lower of cost, determined on a first-in, first-out basis, or market value. To date we have not had to record any allowance to reduce our inventories from cost to market value. In estimating market value and determining the need for an allowance for the valuation of our inventories, we must estimate future demand and prices based on historic experience, current market conditions and assumptions about future market conditions and expected demand. If actual market conditions and future demand are less favorable than projected, inventory write-downs, which are charged to costs of goods sold, may be required. A hypothetical 10% change in the sales prices used to estimate market value would not have had a material affect on the need to record an inventory allowance for the three months ended September 30, 2005.

Impairment of property, plant and equipment. Property, plant and equipment are carried at cost and are depreciated over their useful lives. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where estimated undiscounted future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value of the assets exceeds its fair value. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Estimates of future cash flows are subject to a significant degree of uncertainty, and may change over time. Significant changes in such estimates may cause a write-down for the impairment of property, plant and equipment. A hypothetical 10% change in the estimated future cash flows used to determine if an impairment had occurred would not have had a material affect on need to record an impairment loss for the three months ended September 30, 2005.

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

As a result, in periods in which the value of the lei increases against the value of the U.S. dollar, we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. Conversely, in periods in which the value of the lei declines against the value of the U.S. dollar, we will incur a net foreign currency transaction loss if our Moldova subsidiaries have U.S. dollar denominated liabilities that exceed their U.S. dollar denominated receivables, or we will recognize a net foreign currency transaction gain if our Moldova subsidiaries have U.S. dollar denominated receivables that exceed their U.S. dollar denominated liabilities. The amount of these gains or losses will depend on the amount, if any, by which the U.S. dollar denominated receivables of our Moldova subsidiaries exceed their U.S. dollar denominated liabilities, or vice versa, and the amount, if any, by which the value of the lei changes against the value of the U.S. dollar. The following table sets forth the exchange rates (expressed in Moldova lei to U.S. $1.00) as of the beginning and end of the three and nine months ended September 30, 2005 and 2004 as quoted by the National Bank of Moldova:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Exchange rate at beginning of period	11.95	12.58	13.22	12.46
Exchange rate at end of period	12.16	12.59	12.16	12.59

The value of the lei against the U.S. dollar decreased 0.1% during the three months ended September 30, 2005. We recognized a net foreign currency transaction gain of $42,637 for the three months ended September 30, 2005 and a as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables. For the nine months ended September 30, 2005, the value of the lei decreased 1.0% against the U.S. dollar. We recognized a net foreign currency transaction loss of $58,653, as the amount of the U.S dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S. dollar denominated receivables.

For the three and nine months ended September 30, 2004, the value of the lei decreased by 1.8% and increased by 8.0%, respectively, against the value of the U.S. dollar. We recognized a net foreign currency transaction loss of $100,228 and a gain of $480,112, respectively, for the three and nine months ended September 30, 2004 as the balance of the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded the amount of their U.S dollar denominated receivables during those periods.

We cannot predict the amount, if any, by which the lei will increase or decrease in value against the U.S. dollar. Additionally, the amount of the U.S. dollar denominated receivables and liabilities of our Moldova subsidiaries will vary from period to period. At September 30, 2005 the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables by approximately $5.7 million. Assuming no change in the amount by which the U.S. dollar denominated liabilities of our Moldova subsidiaries exceeded their U.S. dollar denominated receivables, a hypothetical 1% increase in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction gain of $57,000, which a hypothetical 1% decrease in the value of the lei against the U.S. dollar would cause us to recognize a net foreign currency transaction loss of $57,000.

Results of Operations

Three Months Ended September 30, 2005 As Compared To Three Months Ended September 30, 2004

Revenues. Revenues increased by $1,608,815 or 30.5% to $6,891,498 for the three months ended September 30, 2005 from $5,282,683 for the three months ended September 30, 2004. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 319,100 cases, or 57.3% to approximately 876,300 cases for the three months ended September 30, 2005 from approximately 557,200 cases for the three months ended September 30, 2004. The average price of a case decreased from $9.48 for the three months ended September 30, 2004 to $7.86 for the three months ended September 30, 2005. The average price decreased as the result of the shift in the assortment of wines sold during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The average price per case of bottled wine will vary from quarter to quarter based on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines and the mix of package sizes sold), as well as based on changes in market conditions, as a result of which average per case prices for a single fiscal quarter may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $1,640,459 or 47.4% from $3,462,441 for the three months ended September 30, 2004 to $5,102,900 for the three months ended September 30, 2005. Gross profit decreased by $31,644 from $1,820,242 for the three months ended September 30, 2004 to $1,788,598 for the three months ended September 30, 2005. The gross profit percentages were 34.5% and 26.0% for the three months ended September 30, 2004 and 2005, respectively. The gross profit percentage decreased for the three months ended September 30, 2005 from the gross profit percentage for the three months ended September 30, 2004 primarily as the result of the increase in costs of raw materials and other production costs. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvests, which took place in the fall of 2004 and 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002 and prior years. The grapes and bulk wine purchased in the fall of 2004 and 2003 produced wines that are marketed by us in 2005 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Selling and Administrative Expenses. Selling and administrative expenses decreased by $180,374 or 20.1% from $899,424 for the three months ended September 30, 2004 to $719,050 for the three months ended September 30, 2005. Selling, general and administrative expenses were 10.4% of revenues in the three months ended September 30, 2005 and 17.0% of revenues in the three months ended September 30, 2004. The principal components of the decrease in selling, general and administrative expenses were decreases in consulting fees and professional fees. Consulting fees decreased by approximately $360,000, principally due to the inclusion in the fiscal 2004 amount of $318,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 7 of Notes to Condensed Consolidated Financial Statements). Professional fees decreased by approximately $50,000, in part due to the non-recurring nature of expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements, which occurred during 2004. This decrease of approximately $410,000 was partially offset by increases in selling as well as other general and administrative expenses reflecting our growing operations.

Depreciation and Amortization. Depreciation and amortization expense increased from $180,397 for the three months ended September 30, 2004 to $212,246 for the three months ended September 30, 2005 as the result of certain additions to our property, plant and equipment during the second half of fiscal 2004 and the nine months ended September 30, 2005, as a part of ongoing renovations of our wineries. In addition, a substantial portion of the additions to our property, plant and equipment during the nine months ended September 30, 2004 consisted of costs relating to the development and planting of our vineyards. The costs relating to the Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Income from Operations. As a result of the foregoing, our income from operations for the three months ended September 30, 2005 was $857,302 as compared to $740,421 income from operations for the three months ended September 30, 2004. This change resulted from the decrease in selling, general and administrative expense partially offset by the increase in cost of sales as discussed above.

Interest Expense. Interest expense decreased by $76,674 or 41.9% from $182,817 for the three months ended September 30, 2004 to $106,143 for the three months ended September 30, 2005. This decrease was primarily due to the lower average level of outstanding debt we carried during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from $5,661 for the three months ended September 30, 2004 to $81,354 for the three months ended September 30, 2005 as the result of the higher net income or lower net loss in subsidiaries with smaller ownership by us such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes increased from $13,644 for the three months ended September 30, 2004 to $171,412 for the three months ended September 30, 2005. The increase was primarily the result of the increase in the income generated by our operating subsidiaries in Moldova. Our effective tax rates were 3.5% for the three months ended September 30, 2004 and 23.8% for the three months ended September 30, 2005. The effective tax rates differ from the statutory rates principally due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as we cannot currently determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income. As a result of the foregoing, our net income was $467,837 for the three months ended September 30, 2005 as compared to net income of $370,236 for the three months ended September 30, 2004. This decrease in net income primarily resulted from decrease in consulting and professional fees partially offset by the increases in cost of sales, income taxes and minority interest as discussed above.

Nine Months Ended September 30, 2005 As Compared To Nine Months Ended September 30, 2004

Revenues. Revenues increased by $4,377,213 or 30.6% from $14,320,628 for the nine months ended September 30, 2004 to $18,697,841 for the nine months ended September 30, 2005. The increase in revenues was the result of the increase in sales volumes partially offset by a decrease in average prices. Our case sales increased by approximately 677,700 cases, or 46.2% to approximately 2,144,900 cases for the nine months ended September 30, 2005 from approximately 1,467,200 cases for the nine months ended September 30, 2004. The average price of a case decreased from $9.76 for the nine months ended September 30, 2004 to $8.72 for the nine months ended September 30, 2005. The average price decreased as the result of the shift in the assortment of wines sold. The average price per case of bottled wine will vary from period to quarter period on the seasonal and other effects on the nature of the wine sold (i.e., higher priced versus lower priced wines and the mix of package sizes sold), as well as based on changes in market conditions, as a result of which average per case prices for a single interim period may not be indicative of trends in average prices that will continue throughout the remainder of the year.

Cost of Sales and Gross Profit. Cost of sales increased by $4,606,998 or 49.9% from $9,232,687 for the nine months ended September 30, 2004 to $13,839,685 for the nine months ended September 30, 2005. Gross profit decreased by $229,785 from $5,087,941 for the nine months ended September 30, 2004 to $4,858,156 for the nine months ended September 30, 2005. The gross profit percentages were 35.5% and 26.0% for the nine months ended September 30, 2004 and 2005, respectively. The gross profit percentage decreased for the nine months ended September 30, 2005 from the gross profit percentage for the nine months ended September 30, 2005 primarily as the result of the increase in costs of raw materials and other production costs. Our gross profit margin is materially affected by the price we pay to purchase grapes and bulk wine. In the harvests, which took place in the fall of 2004 and 2003 the prices we paid for grapes and bulk wine were generally higher than they were in 2002 and prior years. The grapes and bulk wine purchased in the fall of 2004 and 2003 produced wines that are marketed by us in 2005 and subsequent years. If we are not able to increase the prices we charge our distributors to offset this higher cost of grapes and bulk wine our gross profit percentage may decrease.

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

Depreciation and Amortization. Depreciation and amortization expense increased from $531,904 for the nine months ended September 30, 2004 to $636,080 for the nine months ended September 30, 2005 as the result of certain additions to our property, plant and equipment during the second half of fiscal 2004 and the nine months ended September 30, 2005, as a part of ongoing renovations of our wineries. In addition, a substantial portion of the additions to our property, plant and equipment during the nine months ended September 30, 2004 consisted of costs relating to the development and planting of our vineyards. The costs relating to the Company’s vineyards will not be depreciated until the vineyards achieve commercial production, which we presently expect to occur in fiscal 2007. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Selling and Administrative Expenses. Selling and administrative expenses decreased by $585,043 or 21.2% from $2,759,432 for the nine months ended September 30, 2004 to $2,174,389 for the nine months ended September 30, 2005. Selling, general and administrative expenses were 11.6% of revenues in the nine months ended September 30, 2005 and 19.3% of revenues in the nine months ended September 30, 2004. The principal components of the decrease in selling, general and administrative expenses were decreases in consulting fees and professional fees. Consulting fees decreased by approximately $1,000,000, principally due to the inclusion in the fiscall 2004 amount of $952,000 relating to the strategic consulting contract entered into in February, 2004 (see Note 7 of Notes to Condensed Consolidated Financial Statements). Professional fees decreased by approximately $100,000, in part due to the non-recurring nature of expenses associated with the restatement of our fiscal 2002 and interim 2003 financial statements, which occurred during the nine months ended September 30, 2004. This decrease of approximately $1,100,000 was partially offset by increases in selling as well as other general and administrative expenses reflecting our growing operations.

Income (loss) from Operations. As a result of the foregoing, our income from operations for the nine months ended September 30, 2005 was $2,047,687 as compared to income from operations of $1,796,605 for the nine months ended September 30, 2004. This change resulted from the decrease in selling, general and administrative expense offset by the increase in cost of sales as discussed above.

Interest Expense. Interest expense decreased by $96,306 or 15.8% from $608,014 for the nine months ended September 30, 2004 to $511,708 for the nine months ended September 30, 2005. This decrease was primarily due to the lower average level of outstanding debt we carried during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Minority Interest in Income of Subsidiaries. Minority interest in income of subsidiaries represents the portion of the income of S.A. Fabrica de Vinuri din Puhoi, S.A. Orhei-Vin, and S.A. Vitis Hincesti attributable to the portions of those companies owned by others. The minority interest in income of subsidiaries increased from a negative $32,492 for the nine months ended September 30, 2004 to $265,190 for the nine months ended September 30, 2005 to as the result of the higher net income or lower net loss in subsidiaries with smaller ownership by the parent such as S.A. Orhei Vin and S.A. Vitis Hincesti.

Income Taxes. Income taxes increased from $51,737 for the nine months ended September 30, 2004 to $345,808 for the nine months ended September 30, 2005 as the result of the increase in the taxable income reported by our operating subsidiaries in Moldova. Our effective tax rates were 3.5% for the nine months ended September 30, 2004 and 21.0% for the nine months ended September 30, 2005. The effective tax rates differ from the statutory rates due to foreign taxes and the effects of changes in the valuation allowance we have recorded against the deferred tax asset for our net operating loss carryforwards in the U.S. We have recorded a valuation allowance for all of the deferred tax asset related to our net operating loss carryforwards as currently we cannot determine that it is more likely than not that we will generate sufficient taxable income in the U.S. to use those net operating loss carryforwards.

Net Income. As a result of the foregoing, our net income for the nine months ended September 30, 2004 was $1,036,379 as compared with net income of $1,451,478 for the nine months ended September 30, 2004. This decrease in net income primarily resulted from the increases in cost of sales, income taxes and minority interest partially offset by the decrease in consulting and professional fees as discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2005 and 2004 our operations produced positive cash flows, which we used during both periods to invest in property, plant and equipment and to repay bank loans.

Cash flows from operations were $1,286,444 for the nine months ended September 30, 2005 as compared to the cash flows from operations of $4,344,253 for the nine months ended September 30, 2004. The $3,057,809 decrease in our operating cash flows from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is the result of the decline in our operating results, which decreased from net income of $1,451,478 for the nine months ended September 30, 2004 to net income of $1,036,379 for the nine months ended September 30, 2005. The decrease in cash flows generated by this $415,099 decrease in net income was supplemented primarily by aggregate cash outflows of $3,854,727 resulting from higher levels of trade receivables, advance payments and other assets as well as lower levels of accounts payable, partially offset by aggregate cash inflows of $3,031,565 resulting from lower levels of inventories and higher levels of deferred revenue and taxes payable.

For the nine months ended September 30, 2005 we used $1,982,787 in investing activities to invest in additional production facilities and the development of our vineyards. We financed these investments using cash flows from operations as well as long-term debt financing. We also used $339,494 for repayments of short-term debt. We also received $1,175,000 in proceeds from long-term debt financing, which resulted in the total cash flows provided by financing activities of $835,506 during the nine months ended September 30, 2005.

For the nine months ended September 30, 2004 we used $2,364,966 in investing activities to invest in additional production facilities and the development of our vineyards. We financed these investments using cash flows from operations. We also used $1,113,172 for repayments of short-term debt, which resulted in the use of cash flows by financing activities of $1,113,172.

Our debt capital has been in the form of borrowings secured by inventory and equipment and capital leases. In the third quarter of fiscal 2005 we obtained new long-term debt financing of $1.1 million with maturity dates varying from August 2008 to December 2010 and interest rates varying from 6% to 10.5% (See Note 6 to Condensed Consolidated Financial Statements). At September 30, 2005 we had an aggregate of approximately $6.5 million of such borrowings, of which approximately $5.5 million is due in by September 30, 2006 and approximately $ 1 million is due in fiscal 2006 through 2008. Our equipment borrowings are generally secured by specific assets, while our inventory borrowings generally allow us to borrow up to specified percentages of our inventories. Our debt agreements do not contain covenants that require the maintenance of specified financial ratios. We are in compliance with all of the covenants in our debt agreements.

As of September 30, 2005, the Company had bank lines of credit totaling $7,192,000 under which the Company may borrow on the basis of existing collateral at the rates specified in the credit line agreements varying from 6% to 13%. There were no amounts outstanding under these lines of credit at December 31, 2004. We do not have any other borrowing facilities at September 30, 2005. We have been able in the past to re-negotiate with our existing lenders to extend our refinancing of our previous debt or obtain new debt, which will have the effect of increasing the cash flow from operations we can use to finance our capital expenditures. The debt levels we carry generally undergo seasonal changes with higher levels of debt during the third and the forth quarter of a calendar year to support purchases of grapes during grape harvest seasons. The debt levels generally decrease during the first and the second quarter reflecting repayments of debt incurred during the second half of the previous year.

As of September 30, 2005, we had a cash balance of $141,385, and net working capital of $5,729,881. This compares with a cash balance of $7,256 and net working capital of $4,533,436 at December 31, 2004. We currently believe that our existing working capital and the cash flows from our operations will be sufficient to fund our operations and capital expenditures for the next twelve months. However, additional increases in the level of our operations could require additional capital, and there can be no assurance that we would be able to obtain any such additional working capital. If we need additional working capital and are unable to obtain it our operations could be adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB (the “Quarterly Report”) our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations the Company’s disclosure controls and procedures as they existed as of September 30, 2005. As defined under Sections l3a-l5(e) and 15d-l5(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, our Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in the Company’s internal controls over financial reporting during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In the event the remaining shareholder derivative lawsuit is not settled, the Company intends to defend itself in the remaining action vigorously. There is no assurance, however, that such matter will be resolved in the Company’s favor. An unfavorable outcome of this matter may have a material adverse impact on the Company’s business, results of operations, financial position, or liquidity. Because the remaining litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters.

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

ITEM 6. EXHIBITS.

(a) Exhibits

Exhibit	Description of Exhibit
3.1	Restated Articles of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1	Rule 13a-14 (a) and 15d-14 (a) certification by Nicolae Sterbets, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Rule 13a-14 (a) and 15d-14 (a) certification by Tatiana Radu, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by Nicolae Sterbets, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification by Tatiana Radu, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB, filed on August 20, 2001, file no. 0-23712.
(2)	Filed herewith.

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